Form 10-Q
period 2026-03-31
HMH Holding Inc
filed 2026-05-06
CIK 2021880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-43221

HMH Holding Inc.
(Exact name of registrant as specified in its charter)

Delaware	99-2746883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 North Sam Houston Parkway East, Houston, Texas	77032
(Address of principal executive offices)	(Zip Code)
(281) 449-2000

(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed from last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	HMH	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 11,424,928 shares of Class A common stock, par value $0.01 per share, and 32,577,496 shares of Class B common stock, par value $0.01 per share, outstanding.

HMH Holding Inc.
Form 10-Q
Table of Contents

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “may,” “could,” “should,” “will,” “plan,” “project,” “budget,” “predict,” “pursue,” “target,” “seek,” “objective,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements generally relate to expectations, beliefs, future events, future expected business or our future financial or operating performance and prospects and include statements regarding our business strategy, our industry, our expected capital expenditures and the impact of such expenditures on our performance.
These forward-looking statements are based on our current expectations and assumptions, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our filings with the Securities and Exchange Commission (the “SEC”), including those described under the heading “Risk Factors” included in our final prospectus dated March 31, 2026 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 1, 2026 (the “Final Prospectus”) and subsequent Quarterly Reports on Form 10-Q. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which, in turn, will likely affect demand for oil and natural gas and therefore the demand for our products and services;
•worldwide demand for, and production of, oil and natural gas and the resultant market prices of oil and natural gas;
•global or national health concerns, including health epidemics or pandemics such as the COVID-19 pandemic, related economic repercussions and the resulting severe disruption in the oil and natural gas industry and negative impact on demand for oil and natural gas, which may negatively impact our business;
•a further decline or future decline in spending by our customers in the oil and natural gas industry;
•actions by the Organization of the Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;
•the level of production in non-OPEC countries;
•domestic and international political, military, regulatory and economic conditions, including global inflationary pressures, Russia’s ongoing invasion of Ukraine and sanctions related thereto, the ongoing conflicts in the Middle East, including Israel and Iran, and political, economic and social instability in Venezuela, each of which may negatively impact our operating results;
•changes in general economic and geopolitical conditions;
•competition among oilfield service and equipment providers;
•changes in the long-term supply of, demand for and inventory levels of oil and natural gas;
•cost and availability of storage and transportation of oil, gas and related products;
•actions taken by our customers, competitors and third-party operators;
•the discovery rate, size and location of new oil and natural gas reserves, including in offshore areas;
•delay and regulatory uncertainty stemming from local or environmental non-governmental opposition to offshore and onshore energy development projects;
•laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;
•the ability of oil and natural gas producers to generate funds for their capital-intensive businesses, including via their ability to raise equity capital and debt financing;
•our ability to successfully implement our business plan;
•large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•contractions in the credit market and the price and availability of debt and equity financing (including changes in interest rates);
•our ability to complete growth strategies on time and on budget;

•our ability to integrate and realize the benefits expected from recent and potential future acquisitions, including any related synergies;
•introduction of new drilling or completion techniques or equipment, products or services using new technologies subject to patent or other intellectual property protections and our ability to obtain and, as applicable, enforce such intellectual property protections;
•technological advances, including technology related to the exploitation of shale oil, which can result in over-supply of oil and natural gas or a change in demand for oil and natural gas;
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•unionization of our workforce;
•the imposition of laws or regulations that result in reduced exploration and production (“E&P”) activities or that increase our operating costs or operating requirements, including laws and regulations addressing climate change;
•the effects of asserted and unasserted claims and the extent of available insurance coverage;
•social unrest, acts of terrorism, war and other armed conflict;
•loss or corruption of our information or a cyberattack on our computer systems;
•the price and availability of alternative fuels and energy sources;
•federal, state and local regulation of oilfield service activities, as well as E&P activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;
•the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;
•the effects of inflation;
•supply chain disruptions;
•the effects of future litigation;
•expectations regarding future energy prices;
•disruptions in global trade, including as a result of tariffs, trade restrictions, retaliatory trade measures or the effect of such actions on trading relationships between the United States and other countries;
•worldwide financial instability or recessions; and
•other factors described in the Final Prospectus.
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.
Investors and others should note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and the Investors section of our website at www.hmhw.com. We may use these channels to distribute material information about us; therefore, we encourage investors, the media, business partners and others interested in us to review the information posted on our website. The information on our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
HMH HOLDING INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025

	($ actual)
Assets
Current assets
Related party accounts receivable	$10	$10
Total assets	$10	$10
Stockholder’s equity
Common stock, $0.01 par value — 1,000 shares authorized, issued and outstanding	$10	$10
Total stockholder’s equity	$10	$10
The accompanying notes are an integral part of these condensed balance sheets.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC.
NOTES TO CONDENSED BALANCE SHEETS (UNAUDITED)
1. Organization and Nature of Business
HMH Holding Inc. (the “Company”) was incorporated in the State of Delaware on April 29, 2024. The Company was authorized to issue 1,000 shares of one class of common stock with a par value of $0.01. The Company was formed with the intent that it would be included in a reorganization into a holding corporate structure, with its sole material asset being its controlling equity interest in HMH Holding B.V. (“HMH B.V.”).
On April 29, 2024, HMH B.V. acquired 1,000 shares of the Company’s common stock for cash consideration of $0.01 per share, or total cash consideration of $10.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed balance sheets have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). As there has been no operating activity for the Company since its inception through March 31, 2026, separate condensed statements of income, comprehensive income, cash flows and changes in stockholder’s equity have not been presented. The Company’s year-end is December 31.
The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses and the disclosure of gain and loss contingencies at the date of the financial statements and during the periods presented. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ materially from those estimates.
Offering Costs
In connection with the Company’s initial public offering (“IPO”), affiliates of the Company have or will incur accounting, legal and other costs, which will be reimbursed by the Company upon consummation of the IPO. Such costs will be deferred and recorded as a reduction to stockholder’s equity and recorded against the proceeds from the IPO.
3. Subsequent Events
On April 1, 2026, the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”), began trading on The Nasdaq Global Select Market under the symbol “HMH.” On April 2, 2026, the Company completed its IPO of 10,520,000 shares of its Class A common stock at a price to the public of $20.00 per share. The net proceeds from the IPO were approximately $197.8 million, after deducting the underwriters’ discounts and offering fees of $12.9 million. The Company also granted the IPO underwriters a 30-day option to purchase up to 1,578,000 additional shares of Class A common stock on the same terms. The underwriters partially exercised the option on April 30, 2026 and, on May 5, 2026, purchased 685,844 additional shares of Class A common stock, resulting in additional net proceeds of $12.9 million, after deducting the underwriters’ discounts and offering fees of $0.8 million.
HMH B.V. has recognized IPO-related costs of $26.1 million and $21.3 million as of March 31, 2026 and December 31, 2025, respectively, reflected in Prepaids and other current assets on HMH B.V.’s Condensed Consolidated Balance Sheets. The Company will use net proceeds from the IPO to reimburse HMH B.V. for these costs.
Corporate Reorganization
The Company used approximately $39.5 million of the net proceeds from the IPO as the cash consideration to purchase an aggregate of 2,100,000 voting Class A ordinary shares of HMH B.V. (“B.V. Voting Class A Shares”) and 2,100,000 voting Class B ordinary shares of HMH B.V. (“B.V. Voting Class B Shares” and, together with B.V. Voting Class A Shares, the “B.V. Voting Shares”) from Baker Hughes Holdings LLC, a wholly owned subsidiary of Baker Hughes Company (together with Baker Hughes Holding LLC, “Baker Hughes”), and Akastor AS and Mercury HoldCo Inc., wholly owned subsidiaries of Akastor ASA (together with Akastor AS, Mercury HoldCo Inc. and Mercury HoldCo AS, “Akastor”). Baker Hughes and Akastor are collectively referred to as the “Principal Stockholders”.
On April 2, 2026, the Company contributed all of the remaining net proceeds from the IPO to HMH B.V. in exchange for a number of B.V. Voting Class A Shares and B.V. Voting Class B Shares such that the number of B.V. Voting Class A Shares and B.V. Voting Class B Shares, respectively, held by the Company, taking into account the B.V. Voting Class A Shares and B.V. Voting Class B Shares acquired by the Company from the Principal Stockholders, equals the number of shares of Class A common stock sold by the Company in the IPO.
On May 5, 2026, the Company contributed all of the net proceeds from the underwriters’ exercise of the over-allotment option to HMH B.V. in exchange for an additional 685,844 B.V. Voting Class A Shares and 685,844 B.V. Voting Class B Shares. HMH B.V. used such additional net proceeds to purchase in equal proportion from Baker Hughes and Akastor, respectively, an aggregate number of shares of the Company’s Class B common stock, par value $0.01 per share (“Class B common stock”), non-voting Class A ordinary shares of HMH B.V. (“B.V. Non-Voting Class A Shares”) and non-voting Class B ordinary shares of HMH B.V. (“B.V. Non-Voting Class B

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC.
NOTES TO CONDENSED BALANCE SHEETS (UNAUDITED)
Shares” and, together with the B.V. Non-Voting Class A Shares, the “B.V. Non-Voting Shares”), respectively, equal to the number of shares of Class A common stock purchased by the underwriters pursuant to the exercise of the option.
As a result of these transactions on April 2, 2026, the Company owns 100% of the B.V. Voting Shares and will consolidate HMH B.V. and its subsidiaries.
After giving effect to these transactions, including the shares of Class A common stock issuable upon the consummation of the IPO pursuant to equity awards that vested in connection with the IPO, Baker Hughes and Akastor each owned 15,945,826 shares of the Company’s Class B common stock, par value $0.01 per share (“Class B common stock”), collectively representing approximately 72% of the total voting power of the Company’s capital stock, and each owned 15,945,826 non-voting Class A ordinary shares of HMH B.V. (“B.V. Non-Voting Class A Shares”) and 15,945,826 non-voting Class B ordinary shares of HMH B.V. (“B.V. Non-Voting Class B Shares”, and together with the B.V. Non-Voting Class A Shares, the “B.V. Non-Voting Shares”), collectively representing an approximately 72% equity interest in HMH B.V. and 0% voting power of the equity in HMH B.V. Immediately following the underwriters’ exercise of the over-allotment option, the investors in the IPO, collectively, owned all of the shares of the Company’s Class A common stock, representing approximately 28% of the total voting power of the Company’s capital stock.
Tax Receivable Agreement
On April 2, 2026, the Company entered into a Tax Receivable Agreement (the “TRA”) with HMH B.V. and the Principal Stockholders. The TRA requires the Company to pay 85% of the net cash savings, if any, actually realized or deemed to be realized in certain circumstances to the Principal Stockholders in connection with U.S. federal, state, local and foreign income taxes and franchises taxes resulting from (i) acquisitions of B.V. Voting Shares from the Principal Stockholders by the Company in connection with the IPO, (ii) the acquisition of B.V. Non-Voting Shares from the Principal Stockholders using the net proceeds from any future offering, (iii) redemptions or exchanges of B.V. Non-Voting Shares by the Principal Stockholders and the corresponding number of shares of the Company’s Class B common stock for shares of the Company’s Class A common stock or cash or (iv) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.
In the second quarter of 2026, the Company expects to record a TRA liability in the amount of approximately $3.8 million. The Company expects to record a full valuation allowance on the deferred tax asset, resulting from difference between the book and tax basis of the Company’s investment in HMH B.V. which is expected to be realized over the useful life of the underlying assets acquired. A full valuation allowance is expected to be established as the Company believes it is more likely than not that all or a portion of these deferred tax assets will not be realized in future.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(in thousands, except per share amounts)
Revenue
Service revenue	$72,009	$83,508
Product revenue	32,466	54,658
Spare parts revenue	66,519	60,174
Related party revenue	327	90
Total revenue	171,321	198,430
Operating expenses
Cost of services sold	53,058	57,078
Cost of goods sold – products	25,367	46,697
Cost of goods sold – spare parts	38,208	38,108
Total cost of sales	116,633	141,883
Selling, general and administrative expenses	35,111	36,238
Research and development expenses	414	1,031
Restructuring and other expenses (income), net	—	3,271
Total operating expenses	152,158	182,423
Operating income (loss)	19,163	16,007
Foreign currency gain (loss), net	(2,228)	3,993
Other non-operating income (loss), net	(255)	313
Interest income (expense), net	(6,953)	(9,179)
Income (loss) before income taxes	9,727	11,134
Income tax (expense) benefit	(5,852)	(5,256)
Net income (loss)	3,875	5,878
Less: Net income (loss) attributable to non-controlling interests	427	(234)
Net income (loss) attributable to HMH Holding B.V.	$3,448	$6,112

Net income (loss) attributable to HMH Holding B.V. per ordinary share:
Basic	$17,240	$30,560
Diluted	$17,240	$30,560

Weighted Average number of HMH Holding B.V. ordinary shares outstanding:
Basic	200	200
Diluted	200	200
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net income (loss)	$3,875	$5,878
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	6,012	10,795
Cash flow hedges, net of a tax benefit of $(110) and tax expense of $783 for the three months ended March 31, 2026 and 2025, respectively	(391)	3,133
Benefit plans, net of tax benefit of $(7) and tax expense of $129 for the three months ended March 31, 2026 and 2025, respectively	(21)	(349)
Total other comprehensive income (loss)	5,600	13,579
Comprehensive income (loss)	9,475	19,457
Less: Comprehensive income attributed to non-controlling interests	427	(234)
Comprehensive income (loss) attributable to HMH Holding B.V.	$9,048	$19,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025

	(in thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$101,297	$96,585
Current account receivables, net of allowance of $2,020 and $2,889, respectively	137,376	108,060
Related party accounts receivable	1,479	1,499
Related party notes receivable—current	4,148	3,653
Contract assets	107,542	114,918
Inventories, net	253,012	253,759
Other current receivables	20,931	17,854
Prepaids and other current assets	43,178	32,882
Total current assets	668,963	629,210
Property, plant and equipment, net of accumulated depreciation of $72,980 and $67,372, respectively	200,547	200,818
Goodwill	307,962	307,014
Customer relationships, net of accumulated amortization of $48,468 and $46,299, respectively	65,135	67,224
Other intangible assets, net of accumulated amortization of $55,213 and $49,731, respectively	53,113	54,846
Related party note receivable	33,035	33,604
Right-of-use assets	48,095	48,739
Other assets	16,072	16,249
Total assets	$1,392,922	$1,357,704
Liabilities and equity
Current liabilities
Accounts payable	$56,412	$56,206
Accounts payable—related party	43	107
Current portion of long-term debt, net	1,450	715
Contract liabilities	53,155	35,249
Accrued expenses	100,523	95,780
Other current liabilities	34,316	35,582
Total current liabilities	245,899	223,639
Long-term debt, net	195,938	195,636
Long-term debt, net—related party	146,575	143,732
Non-current operating lease liabilities	39,393	39,922
Other liabilities	55,190	54,323
Total liabilities	682,995	657,252

Shareholders’ equity
Ordinary shares (€1.00 par value, 200 shares authorized and 200 shares issued and outstanding) as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	610,431	610,431
Retained earnings	87,391	83,943
Accumulated other comprehensive income (loss)	9,839	4,239
Total shareholders’ equity	707,661	698,613
Non-controlling interests	2,266	1,839
Total equity	709,927	700,452
Total liabilities and shareholders’ equity	$1,392,922	$1,357,704
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART -1 FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cash flows from operating activities
Net income (loss)	$3,875	$5,878
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,653	10,311
Amortization of borrowing costs	318	664
Restructuring and other expenses	—	1,100
Deferred tax expense (benefit)	1,918	923
Paid-in kind interest	2,843	2,612
Provision for bad debt expense	284	789
Provision for inventory write-down	380	1,891
Changes in operating assets and liabilities
Accounts receivable and related party accounts receivable	(28,554)	8,941
Contract assets	9,693	5,922
Inventories, net	655	1,344
Other current receivables	(3,468)	5,409
Prepaid and other current assets	(10,036)	(577)
Accounts payable and accounts payable—related party	(1,048)	(30,061)
Accrued expenses	2,602	5,418
Contract liabilities	17,703	3,293
Other current and long-term liabilities	(773)	(8,427)
Other, net	242	(1,843)
Net cash provided by (used in) operating activities	7,287	13,587
Cash flows from investing activities
Purchase of property, plant and equipment	(920)	(2,303)
Development costs	(1,814)	(104)
Acquisition of business, net of cash	(770)	—
Net cash provided by (used in) investing activities	(3,504)	(2,407)
Cash flows from financing activities
Proceeds from issuance of long-term loans—revolving credit facilities	719	40,000
Repayment of long-term loans—revolving credit facilities	—	(55,000)
Net cash provided by (used in) financing activities	719	(15,000)
Effect of foreign exchange rate on cash and cash equivalents	210	1,892
Net (decrease) / increase in cash and cash equivalents and restricted cash	4,712	(1,928)
Cash, cash equivalents and restricted cash, beginning of period	96,585	48,912
Cash, cash equivalents and restricted cash, end of period	$101,297	$46,984

Supplemental cash flow information:
Cash paid for income taxes, net	$3,676	$3,947
Cash paid for interest	592	1,633
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Shares issued and outstanding	Ordinary shares	Additional paid-in capital	Hedging reserve	Pension remeasurement reserve	Currency translation reserve	Accumulated other comprehensive income (loss)	Non- controlling interest	Retained earnings (loss)	Total equity

	(in thousands, except actual shares outstanding)

Balance as of January 1, 2025	200	$—	$610,431	$(2,250)	$2,062	$(18,565)	$(18,753)	$1,170	$38,489	$631,337
Net income (loss)	—	—	—	—	—	—	—	(234)	6,112	5,878
Other comprehensive income (loss)	—	—	—	3,133	(349)	10,795	13,579	—	—	13,579
Equity as of March 31, 2025	200	—	$610,431	$883	$1,713	$(7,770)	$(5,174)	$936	$44,601	$650,794
Balance as of January 1, 2026	200	—	$610,431	$465	$2,691	$1,083	$4,239	$1,839	$83,943	$700,452
Net income (loss)	—	—	—	—	—	—	—	427	3,448	3,875
Other comprehensive income (loss)	—	—	—	(391)	(21)	6,012	5,600	—	—	5,600
Equity as of March 31, 2026	200	$—	$610,431	$74	$2,670	$7,095	$9,839	$2,266	$87,391	$709,927
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
HMH Holding B.V. (“HMH,” the “Company,” “we,” “us” or “our”) is a leading global provider of offshore and onshore drilling equipment and services.
The Company was operationally established with effect from October 1, 2021, through its acquisition of all shares in the MHWirth business from Akastor ASA and the Subsea Drilling Systems business from Baker Hughes Company. After these transactions, the shareholders were Baker Hughes Holdings LLC (50%), Akastor AS (25%) and Mercury HoldCo Inc. (25%). Baker Hughes Holdings LLC is a wholly owned subsidiary of Baker Hughes Company (together with Baker Hughes Holdings LLC, “Baker Hughes”), and Akastor AS and Mercury HoldCo Inc. are wholly owned subsidiaries of Akastor ASA (together with Akastor AS, Mercury HoldCo AS and Mercury HoldCo Inc., “Akastor”).
HMH Holding Inc. (“HMH Holding”) was incorporated in the State of Delaware on April 29, 2024 as a holding entity with an intent to complete its initial public offering (“IPO”) and other related transactions in order to carry on our business. On April 2, 2026, HMH Holding completed its IPO of its Class A common stock, par value $0.01 per share (“Class A common stock”) and received net proceeds of approximately $197.8 million after deducting the underwriters’ discounts and offering fees of $12.6 million.
HMH Holding also granted the IPO underwriters a 30-day option to purchase additional shares of Class A common stock on the same terms. On April 30, 2026, the underwriters partially exercised the option, resulting in additional net proceeds of $12.9 million, after deducting the underwriters’ discounts and offering fees of $0.8 million.
Subsequent to the IPO, the Company will be consolidated by HMH Holding as HMH Holding controls 100% of the voting shares of the Company.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2025 included in the final prospectus of HMH Holding dated March 31, 2026 and filed with SEC on April 1, 2026.
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of March 31, 2026 and December 31, 2025 and the consolidated results of operations and cash flows for the three months ended March 31, 2026 and 2025. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
Subsequent to the IPO, HMH Holding’s sole material asset is its equity interest in the Company. As the sole managing member and holder of 100% of the voting interest of the Company, HMH Holding operates and controls all of the business and affairs of the Company. The reorganization transactions will be accounted for as a reorganization of entities under common control.
Certain amounts in prior periods have been reclassified to conform with current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. Although management believes these assumptions to be reasonable, given historical experience, actual amounts and results could differ from these estimates. Estimates are used for, but are not limited to, determining the following: allowance for credit losses and inventory valuation reserves; recoverability of long-lived assets; revenue recognition on long-term contracts; valuation of goodwill; useful lives used in depreciation and amortization; income taxes and related valuation allowances; accruals for contingencies; actuarial assumptions to determine costs and liabilities related to employee benefit plans; stock-based compensation expense; valuation of derivatives; and the fair value of assets acquired and liabilities assumed in business combinations.
The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected.
Offering Costs
In connection with HMH Holding’s IPO, we and our affiliates have or will incur accounting, legal and other costs, which will be reimbursed by HMH Holding. Such costs will be deferred and recorded as a reduction to shareholders’ equity and recorded against the proceeds from the IPO. Deferred offering costs of $26.1 million and $21.3 million were recognized in Prepaids and other current assets in our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentration Risk
During the three months ended March 31, 2026, two customers accounted for approximately 13.6% and 11.5% of total revenue, and three customers accounted for approximately 14.4%, 12.3% and 11.9% of total revenue during the three months ended March 31, 2025, respectively. The revenue associated with these customers were included in both Equipment and System Solutions (“ESS”) and Pressure Control Systems (“PCS”) revenue.
As of March 31, 2026 and December 31, 2025, one customer accounted for approximately 15.7% and 11.2%, respectively, of current accounts receivable. The Company expects to maintain its relationship with this customer.
New Accounting Standards to be Adopted
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The JOBS Act does not preclude an EGC from early adopting new or revised accounting standards codification. The Company has elected to use extended transition periods permissible under the JOBS Act, while also early adopting certain accounting pronouncements. The adoption dates discussed below reflect these elections.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of this standard on its disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40).” The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the impact of adopting the new ASU on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). Under the new guidance, internal-use software costs are capitalized when management has authorized and committed to funding the project and it is probable that the software will be completed and used for its intended function. ASU 2025-06 is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new ASU on its consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-09, “Hedge Accounting Improvements” (“ASU 2025-09”). The new guidance provides targeted improvements to the hedge accounting guidance to primarily address cash flow hedging, but also impact certain fair value and net investment hedges, including (i) permitting designation of variable price components of forecasted purchases or sales of nonfinancial assets when clearly and closely related to the underlying asset, (ii) allowing groups of forecasted transactions with similar risk exposures (including those based on different interest rate indexes) to be hedged together, and (iii) introducing a model for cash flow hedges of forecasted interest payments on “choose-your-rate” debt instruments that permits a borrower to change the designated interest rate index and/or tenor without automatically discontinuing hedge accounting. ASU 2025-09 is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-09 on its consolidated financial statements and related disclosures.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Business Combinations
On October 1, 2025, Hydril PCB Limited completed the acquisition of Deep Blue Oil & Gas Limited (“Deep Blue”), a UK‑based company specializing in managed‑pressure‑drilling (“MPD”) systems. Deep Blue holds a portfolio of patents and proprietary technology with applications in offshore drilling, including advanced MPD control and sealing systems. The Company accounted for the transaction as a business combination and allocated the total purchase price to assets acquired, liabilities and contingent consideration assumed based on their fair values at the date of acquisition.
The following table provides the allocation of the purchase price to major classes of assets and liabilities assumed in USD as of the acquisition date, translated at the exchange rate on the acquisition date. The goodwill reflected below increased by £0.6 million ($0.8 million) from December 31, 2025, which resulted from working capital measurement period adjustments.

	British pounds	Exchange rate	USD

	(in millions)
Cash consideration paid, including £0.2 million cash acquired	£3.5	1.3446	$4.7
Contingent consideration (a)	1.6	1.3446	2.2
Total consideration	5.1		6.9
Identified intangible assets acquired	1.9	1.3446	2.6
Goodwill acquired	£3.2		$4.3
(a).The contingent consideration consists of deferred payments by the Company to the acquiree’s prior equity holders for three years, contingent on meeting specific earnings and operational targets.
3. Inventories
Inventories, net of reserves of $99.7 million and $99.9 million as of March 31, 2026 and December 31, 2025, respectively, consisted of the following:

	March 31, 2026	December 31, 2025

	(in thousands)
Stock of raw materials	$20,252	$18,550
Goods under production (work in progress)	29,163	29,397
Finished goods	203,597	205,812
Inventories, net	$253,012	$253,759
For the three months ended March 31, 2026 and 2025, we recorded inventory write-downs of $0.4 million and $1.9 million, respectively.
4. Goodwill
The changes in carrying value of goodwill are detailed by segment below:

	ESS	PCS	Total

	(in thousands)
Balance as of January 1, 2026	$187,788	$119,226	$307,014
Acquisition and purchase accounting adjustments(a)	770	—	770
Currency translation differences	178	—	178
Balance as of March 31, 2026	$188,736	$119,226	$307,962
(a).ESS segment includes purchase price adjustment of $0.8 million, related to working capital measurement period adjustments for Deep Blue acquisition. See Note 2—“Business Combinations” for more information.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Financial Instruments
The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	As of March 31, 2026
	Level 1	Level 2	Level 3(a)	Total

	(in thousands)
Assets:
Derivative financial instruments—designated as cash flow hedging instruments	$—	$153	$—	$153
Derivative financial instruments—not designated as hedging instruments	—	742	—	742
Total assets	$—	$895	$—	$895
Liabilities:
Derivative financial instruments—designated as cash flow hedging instruments	$—	$46	$—	$46
Derivative financial instruments—not designated as hedging instruments	—	2,664	—	2,664
Total liabilities	$—	$2,710	$—	$2,710

	As of December 31, 2025
	Level 1	Level 2	Level 3(a)	Total

	(in thousands)
Assets:
Derivative financial instruments—designated as cash flow hedging instruments	$—	$1,262	$—	$1,262
Derivative financial instruments—not designated as hedging instruments	—	140	—	140
Total assets	$—	$1,402	$—	$1,402
Liabilities:
Derivative financial instruments—designated as cash flow hedging instruments	$—	$35	$—	$35
Derivative financial instruments—not designated as hedging instruments	—	520	—	520
Total liabilities	$—	$555	$—	$555
(a).The fair value (Level 3) of the seller’s receivable against Akastor AS on proceeds from the sales or liquidation of Step Oiltools B.V. has been remeasured to zero as of March 31, 2026 and December 31, 2025.
We classify financial instruments in our Condensed Consolidated Balance Sheets based on maturity date of these instruments. As of March 31, 2026 and December 31, 2025, the fair value of our financial instruments are presented in Other current receivables and Other current liabilities in our Condensed Consolidated Balance Sheets.
The carrying value of cash and cash equivalents, current receivables, accounts payable and accrued expenses approximates fair value based on the short-term nature of these accounts.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Designated Hedges
The following table presents the fair value of the derivative financial instruments and a maturity analysis of the derivatives cash flows. Valuation techniques and inputs of forward contracts are based on the quoted forward exchange rate.

	Total	6 months and less	6-12 months	1-2 years

	(in thousands)
As of March 31, 2026
Foreign exchanges forward contracts to hedge highly probable forecasted sales:
Notional amounts USD	$6,764	$6,764	$—	$—
Average forward rate (USD/NOK)		10.39	—	—
Notional amounts GBP	£891	£891	£—	£—
Average forward rate (GBP/NOK)		13.79	—	—
Foreign exchanges forward contracts to hedge highly probable forecasted purchases:
Notional amounts EUR	€100	€100	€—	€—
Average forward rate (EUR/NOK)		12.04	—	—
Notional amounts GBP	£490	£490	£—	£—
Average forward rate (GBP/NOK)		13.91	—	—

As of December 31, 2025
Foreign exchanges forward contracts to hedge highly probable forecasted sales:
Notional amounts USD	$13,812	$13,812	$—	$—
Average forward rate (USD/NOK)		10.58	—	—
Notional amounts EUR	€490	€490	€—	€—
Average forward rate (EUR/NOK)		12.14	—	—
Notional amounts GBP	£2,076	£1,185	£891	£—
Average forward rate (GBP/NOK)		13.85	13.79	—
Foreign exchanges forward contracts to hedge highly probable forecasted purchases:
Notional amounts EUR	€150	€150	€—	€—
Average forward rate (EUR/NOK)		12.03	—	—
Notional amounts GBP	£940	£695	£245	£—
Average forward rate (GBP/NOK)		13.92	13.90	—

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-Designated Hedges
The table below presents the notional value of the non-designated derivative financial instruments and a maturity analysis of the related derivatives cash flows. Valuation techniques and inputs of forward contracts are based on the quoted forward exchange rate.

	Total		6 months and less		6-12 months		1-2 years

	(in thousands)
As of March 31, 2026
Foreign exchanges forward contracts:
Notional amounts NOK	NOK	173,000	NOK	107,400	NOK	47,300	NOK	18,300
Average forward rate (NOK/USD)			0.10		0.10		0.10
Notional amounts GBP		£15,300		£7,200		£5,900		£2,200
Average forward rate (GBP/USD)			1.35		1.35		1.36
Notional amounts EUR		€54,400		€23,800		€22,300		€8,300
Average forward rate (EUR/USD)			1.20		1.21		1.21
As of December 31, 2025
Foreign exchanges forward contracts:
Notional amounts NOK	NOK	131,200	NOK	97,900	NOK	16,500	NOK	16,800
Average forward rate (NOK/USD)			0.10		0.10		0.10
Notional amounts GBP		£13,800		£6,000		£5,300		£2,500
Average forward rate (GBP/USD)			1.35		1.35		1.34
Notional amounts EUR		€49,300		€21,600		€18,900		€8,800
Average forward rate (EUR/USD)			1.19		1.20		1.21
For the three months ended March 31, 2026, we recorded a loss of $1.5 million, related to non-designated hedges in Other non-operating income (loss), net in our Condensed Consolidated Statements of Income. The Company did not have any open non-designated hedges during the three months ended March 31, 2025.
6. Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025

	(in thousands)
Income tax payable	12,413	12,388
Operating lease liability	10,418	10,470
Public duties and taxes	7,662	8,050
External derivatives financial liabilities	2,710	555
Withheld taxes and other deductions	559	3,692
Other	554	427
Other current liabilities	$34,316	$35,582

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Leases
The following table sets forth supplemental Condensed Consolidated Balance Sheets information related to leases:

	Classification	March 31, 2026	December 31, 2025

		(in thousands)
Assets:
Operating lease assets	Right-of-use assets	$48,095	$48,739
Total lease assets		$48,095	$48,739
Liabilities:
Current:
Operating	Other current liabilities	$10,418	$10,470
Noncurrent:
Operating	Noncurrent lease liabilities	39,393	39,922
Total lease liabilities		$49,811	$50,392
For the three months ended March 31, 2026 and 2025, we recognized lease operating cost of $2.8 million and $2.7 million, respectively, in our Condensed Consolidated Statements of Income.
8. Debt
Below are the contractual terms of the Company’s interest-bearing loans and borrowings that are measured at amortized cost. The carrying values of the Company’s short-term and long-term debt consisted of the following:

	Debt outstanding
	March 31, 2026	December 31, 2025	Maturity

	(in thousands)
7.875% Senior Secured Bonds due 2028	195,938	195,636	Dec 2028
Shareholder Loans	146,575	143,732	Dec 2028
Revolving Credit Facility	—	—	Jun 2028
Credit Line in China	1,450	715	Mar 2026
Total debt, net	343,963	340,083
Current debt, net	1,450	715
Non-current debt, net	342,513	339,368
Total debt, net	$343,963	$340,083
Fair Values
As of March 31, 2026 and December 31, 2025, the fair value of the 7.875% Senior Secured Bonds due 2028 was $205.5 million and $204.5 million, respectively. The fair value was determined using a market approach based on observable inputs. For the remaining debt instruments, the book values of each instrument approximate its respective carrying amount, as these interest rates are variable in nature and are reflective of market rates.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Revenue from Contracts with Customers
Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by revenue type for both its ESS and PCS segments, as it believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.
The following tables presents revenue from contracts with customers:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	ESS	PCS	Total	ESS	PCS	Total

	(in thousands)
Project and other manufacturing contracts revenue	$9,021	$3,271	$12,292	$19,174	$5,443	$24,617
Sale of products	8,143	12,358	20,501	16,937	13,194	30,131
Product revenue(a)	17,164	15,629	32,793	36,111	18,637	54,748
Service revenue	44,153	27,856	72,009	41,398	42,110	83,508
Spare parts revenue	39,373	27,146	66,519	30,032	30,142	60,174
Total revenue	$100,690	$70,631	$171,321	$107,541	$90,889	$198,430
(a).Product revenue includes related party revenue.
The following table presents timing of revenue recognition:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	ESS	PCS	Total	ESS	PCS	Total

	(in thousands)
Transferred overtime	$60,020	$31,127	$91,147	$72,986	$47,553	$120,539
Transferred at point in time	40,670	39,504	80,174	34,555	43,336	77,891
Total revenue	$100,690	$70,631	$171,321	$107,541	$90,889	$198,430
Contract assets consisted of the following:

March 31, 2026

(in thousands)
Balance as of January 1, 2026	$114,918
Additions	84,813
Transfers to accounts receivable	(92,189)
Balance as of March 31, 2026	$107,542
Contract liabilities consisted of the following:

March 31, 2026

(in thousands)
Balance as of January 1, 2026	$35,249
Additions	50,159
Revenue recognized	(32,253)
Balance as of March 31, 2026	$53,155
Revenue recognized during the three months ended March 31, 2026 and 2025 that was included in the contract liabilities balance at the beginning of such periods was $10.4 million and $19.0 million, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2026, the aggregate amount of the transaction price allocated to the unsatisfied or partially unsatisfied performance obligations was $381.9 million. As of March 31, 2026, the Company expected to recognize substantially all of the revenue from the total

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

remaining performance obligations over the next 12 months. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.
10. Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025

	(in thousands)
Accrued payroll and employee related liabilities	$44,099	$38,119
Accrued vendor costs	34,253	38,049
Provisions—warranty	6,762	8,371
Accrued interest	4,638	646
Provisions—environmental(a)	3,219	3,236
Provisions for loss contingencies	1,341	1,962
Provisions—restructuring	977	858
Accrued sales and other taxes	151	220
Other	5,083	4,319
Accrued expenses	$100,523	$95,780
(a).Costs of future estimated expenditures for environmental remediation liabilities are not discounted to their present value due to the timing of the future expenditures not being reliably determinable. The environmental remediation liability is related to two plants.
The following table describes the changes to the Company’s warranty liability:

March 31, 2026
(in thousands)
Balance as of January 1, 2026	$8,371
Accrued expense	383
Payments	(686)
Provision reversed during the period	(1,433)
Currency translation differences	127
Balance as of March 31, 2026	$6,762
For the three months ended March 31, 2026 and 2025, we recognized warranty expense of $0.4 million and $2.3 million, respectively, which was recorded in our Condensed Consolidated Statements of Income within Total cost of sales.
11. Other Liabilities
Other liabilities consisted of the following:

	March 31, 2026	December 31, 2025

	(in thousands)
Pension and other post—retirement liabilities	$20,850	$21,142
Deferred tax liabilities	18,900	17,404
Contingent considerations—related party	8,291	8,291
Provisions long-term	812	1,227
Other long-term liabilities (a)	6,337	6,259
Total	$55,190	$54,323
(a).Other long-term liabilities include $3.7 million of contingent consideration related to the Drillform acquisition, as of both March 31, 2026 and December 31, 2025.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Share-based Compensation
The Board of Directors of the Company (“Board”) established the founders’ phantom equity award, the 2022 long-term incentive program, the 2023 long-term incentive program, the 2024 long-term incentive program and the 2025 long-term incentive program as award programs for management and certain key personnel to entitle them to payment when certain strategic goals are met. All of the aforementioned awards were contingent on a liquidity event, which is defined as an IPO or a change of control (each as defined in the applicable award agreement) of the Company. The performance condition related to these awards was met upon the commencement of trading of our Class A common stock on The Nasdaq Global Select Market, and the Company expects to recognize related share-based compensation in the second quarter of 2026.
13. Employee Benefit Expenses
The components of net periodic cost recognized in Selling, general and administrative expenses in our Condensed Consolidated Statements of Income consisted of the following:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Service cost	$40	$121
Interest cost	170	175
Amortization of net actuarial loss	8	22
Net periodic cost	$218	$318
14. Income Taxes
Provision for Income Taxes
We estimate the annual effective tax rate for the full year to be applied to the actual year-to-date ordinary income and reflect the tax effects of discrete items as they occur.
The tax provision for the three months ended March 31, 2026 and 2025 was $5.9 million and $5.3 million, respectively. The increase in the tax provision was primarily attributable to a change in the Company’s geographic mix of revenues.
The effective tax rate for the three months ended March 31, 2026 and 2025 was 60.2% and 47.2%, respectively. Our effective tax rates for the three months ended March 31, 2026 and 2025 were impacted by valuation allowances related to losses in certain jurisdictions for which the Company cannot currently recognize a tax benefit. The effective tax rates were also impacted by certain withholding taxes, differences in tax rates in the jurisdictions in which the Company operates and the Company’s U.S. income, which is taxed at the ultimate owner level rather than at the Company level.
15. Commitments and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. A liability is recognized in our consolidated financial statements when a loss is considered probable and amounts can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, we will disclose the nature of the claim and, if possible, an estimate of the loss or range of loss. We believe it is remote that outcomes of such known matters would have a material adverse impact on our consolidated financial position, result of operations or liquidity.
Restructuring
The Company has taken a substantial workforce decrease and reorganization in recent years, driven by the desire to increase efficiency and flexibility and rationalize its footprint, which involved establishing a new organization structure by converting the “Major Projects and Products” division under ESS to “Product and Innovation, Engineering Disciplines and Product Management.” In January 2025, the Company also announced a restructuring plan primarily focused on the reorganization of facilities in Horten and Fornebu, Norway and global workforce reductions. These initiatives impacted 135 individuals, comprising 110 employees in Norway and 25 employees in Germany.
For the three months ended March 31, 2025, we recognized restructuring and other expenses of $3.3 million, which included a charge of $1.1 million related to the impairment of right-of-use assets. There were no restructuring and other expenses recognized in the three months ended March 31, 2026.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the changes to the Company’s provision balance for restructuring and other charges:

March 31, 2026

(in thousands)
Balance at the beginning of the period	$2,085
Reductions for payments	(308)
Foreign currency translation	(10)
Balance at the end of period	$1,767
Other
In the normal course of business with customers, vendors and others, the Company has issued various bank guarantees, such as advance payment guarantees, surety bonds, performance guarantees, bid bonds, customs and tax guarantees to guarantee the Company’s performance as it relates to contracts with customers, contract bidding, customs duties, tax appeals and obligations in various jurisdictions. As of March 31, 2026, the Company had outstanding bank guarantees of $29.1 million. As of March 31, 2026, none of these guarantees either has, or is likely to have, a material impact on the Company’s financial position, results of operations or cash flows as the Company expects to comply with the underlying performance requirements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16. Related Party Transactions
The following tables set forth a summary of transactions and balances with significant related parties:

	Baker Hughes Holdings LLC	Akastor AS	Other Baker Hughes companies	Other Akastor companies	Tanajib Holding Company	Total

	(in thousands)
Three Months Ended March 31, 2026
Condensed Consolidated Statements of Income
Revenue	$—	$—	$128	$199	$—	$327
Interest expense, net	(2,133)	(525)	—	—	—	(2,658)
As of March 31, 2026
Condensed Consolidated Balance Sheets
Related party accounts receivable	—	—	1,349	130	—	1,479
Related party notes receivable—current	—	1,544	—	—	2,604	4,148
Related party notes receivable	4,746	24,439	—	—	3,850	33,035
Accounts payable—related party	—	—	40	3	—	43
Long-term debt, net—related party	114,696	31,879	—	—	—	146,575
Other liabilities	384	7,907	—	—	—	8,291

	Baker Hughes Holdings LLC	Akastor AS	Other Baker Hughes companies	Other Akastor companies	Tanajib Holding Company	Total

	(in thousands)
Three Months Ended March 31, 2025
Condensed Consolidated Statements of Income
Revenue	$—	$—	$25	$65	$—	$90
Interest expense, net	(1,970)	(470)	—	—	—	(2,440)
As of December 31, 2025
Condensed Consolidated Balance Sheets
Related party accounts receivable	—	424	942	133	—	1,499
Related party notes receivable—current	—	1,544	—	—	2,109	3,653
Related party notes receivable	4,654	24,545	—	—	4,405	33,604
Accounts payable—related party	—	—	102	5	—	107
Long-term debt, net—related party	112,471	31,261	—	—	—	143,732
Other liabilities	384	7,907	—	—	—	8,291
17. Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. As of March 31, 2026 and 2025, the Company had two operating segments, ESS and PCS. The Company has identified its reportable segments based on the nature of the products and services, markets served and pricing and go-to-market strategies.
•ESS is a supplier of drilling solutions and complete topside drilling packages and services to both onshore and offshore oil and gas customers. Key product offerings consist of overhaul, equipment installation and commissioning, services account management, 24/7 technical support, logistics, engineering upgrades, spare parts supply and training and condition-based maintenance. The ESS segment is derived from the acquisition of MHWirth AS.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•PCS is a supplier of integrated drilling products and services. Key product offerings consist of blowout preventer systems, controls and drilling riser equipment, spare parts supply for rig operations and maintenance programs, overhaul and recertification and reactivation of rigs and technical and operational rig support. The PCS segment is derived from the acquisition of Subsea Drilling Systems.
In addition to its reportable segments, the Company has corporate operations (Headquarters) which include general corporate expenses. Headquarters includes certain corporate stewardship items discussed below necessary to reconcile the reportable segments to the Company’s total amounts.
The CODM, who is the Company’s Chief Executive Officer, uses segment operating income as the primary financial measure to evaluate segment performance. Segment operating income is defined as income before taxes (excluding certain corporate stewardship costs which are not allocable to the segments, such as legal, certain corporate finance functions and centrally managed initiatives, other non-operating items, and depreciation and amortization related to certain long-lived assets, including the headquarters office space), net other operating expenses (income), net foreign currency gain/(loss), net other non-operating income (loss), and net interest income (expense). Inter-segment pricing is determined on an arm’s length basis. The CODM uses segment operating income in the budget and forecasting process and to monitor budget versus actual results, which are used in assessing the performance of the segments and to allocate resources to the segments. Segment assets are not reported to, or used by, the CODM to allocate resources to or assess performance of the Company’s segments.
The following table presents the reconciliation of reportable segment revenues:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	ESS	PCS	Total	ESS	PCS	Total

	(in thousands)
Revenues from external customers	$100,690	$70,631	$171,321	$107,541	$90,889	$198,430
Intersegment revenue	5,249	3,619	8,868	2,118	3,232	5,350
Total segment revenue	$105,939	$74,250	$180,189	$109,659	$94,121	$203,780
Elimination of intersegment revenue			(8,868)			(5,350)
Total consolidated revenue			$171,321			$198,430
The following table presents the reconciliation of segment performance:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	ESS	PCS	Total	ESS	PCS	Total

	(in thousands)
Revenues from external customers(a)	$100,690	$70,631		$107,541	$90,889
Cost of sales	(68,260)	(48,373)		(75,714)	(66,169)
Selling, general and administrative expenses	(15,508)	(16,354)		(19,898)	(14,589)
Research and development expenses	(243)	(171)		(514)	(517)
Restructuring and other expenses(b)	—	—		(2,879)	(392)
Total segment operating income	$16,679	$5,733	$22,412	$8,536	$9,222	$17,758
Unallocated corporate costs(c)			(3,249)			(1,751)
Foreign currency gain (loss)			(2,228)			3,993
Other non-operating income (loss)			(255)			313
Interest expense			(6,953)			(9,179)
Income (loss) before income taxes			$9,727			$11,134
(a)As the CODM does not regularly review intersegment revenue, it is excluded from the determination of total segment operating income. The CODM uses revenue from external customers to assess performance and allocate resources.
(b) Restructuring and other expenses consist of severance costs primarily related to workforce reductions and reorganization within ESS and impairment of right-of-use assets.
(c) Unallocated corporate costs include certain corporate stewardship costs that are not allocable to the segments, consisting of centralized finance costs of $1.6 million for both the three months ended March 31, 2026 and 2025 and other corporate expenses of $1.6 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18. Earnings per Share
For purposes of calculating earnings per share, Class A ordinary shares and Class B ordinary shares are identical. Therefore, the Company has calculated basic earnings per share on the basis of 200 shares. Basic earnings per ordinary share is calculated by dividing the net income attributable to the Company during the period by the weighted average number of ordinary shares outstanding during the same period. There are no adjustments required to be made to net income or the ordinary shares outstanding for purposes of computing basic and diluted earnings per share.

	Three Months Ended March 31,
	2026	2025

Numerator (in thousands)
Net income (loss)	$3,875	$5,878
Less: Net income (loss) attributable to non-controlling interests	427	(234)
Net income attributable to HMH Holding B.V.	$3,448	$6,112
Denominator
Weighted average ordinary shares—basic and diluted (actual shares)	200	200
Earnings per ordinary shares—basic and diluted (actual)	$17,240	$30,560
19. Subsequent Events
On April 2, 2026, HMH Holding completed its IPO of shares of its Class A common stock and received net proceeds of approximately $197.8 million after deducting the underwriters’ discounts and offering fees of $12.6 million.
HMH Holding also granted the IPO underwriters a 30-day option to purchase additional shares of Class A common stock on the same terms. On April 30, 2026, the underwriters partially exercised the option, resulting in additional net proceeds of $12.9 million, after deducting the underwriters’ discounts and offering fees of $0.8 million.
HMH Holding used approximately $39.5 million of the net proceeds it received from the IPO as the cash consideration to purchase an aggregate of 2,100,000 of our voting Class A ordinary shares (“B.V. Voting Class A Shares”) and 2,100,000 of our voting Class B ordinary shares (“B.V. Voting Class B Shares” and, together with B.V. Voting Class A Shares, the “B.V. Voting Shares”) from Baker Hughes and Akastor (collectively, the “Principal Stockholders”).
On April 2, 2026, HMH Holding contributed all of the remaining net proceeds from the IPO to us in exchange for a number of B.V. Voting Class A Shares and B.V. Voting Class B Shares such that the number of B.V. Voting Class A Shares and B.V. Voting Class B Shares, respectively, held by HMH Holding, taking into account the B.V. Voting Class A Shares and B.V. Voting Class B Shares acquired by HMH Holding from the Principal Stockholders, equals the number of shares of Class A common stock sold by HMH Holding in the IPO.
We used the remaining net proceeds received from the IPO to repay all of the outstanding principal and accrued and unpaid interest under a loan agreement with Baker Hughes Holdings LLC and Akastor AS, dated as of October 1, 2021 (as amended, the “Shareholder Loans”), net of amounts owed to the Company by Baker Hughes and Akastor, respectively, pursuant to that certain note with Baker Hughes and Akastor dated March 17, 2023, as amended, and remaining proceeds were used to fund our working capital.
On May 5, 2026, HMH Holding contributed all of the net proceeds it received from the underwriters’ exercise of the over-allotment option to us in exchange for an additional 685,844 B.V. Voting Class A Shares and 685,844 B.V. Voting Class B Shares. We used such additional net proceeds to purchase in equal proportion from Baker Hughes and Akastor, respectively, an aggregate number of shares of HMH Holding’s Class B common stock, par value $0.01 per share (“Class B common stock”), non-voting Class A ordinary shares of the Company (“B.V. Non-Voting Class A Shares”) and non-voting Class B ordinary shares of the Company (“B.V. Non-Voting Class B Shares” and, together with the B.V. Non-Voting Class A Shares, the “B.V. Non-Voting Shares”), respectively, equal to the number of shares of Class A common stock purchased by the underwriters pursuant to the exercise of the option.
After giving effect to these transactions, including the shares of Class A common stock issuable upon the consummation of the IPO pursuant to equity awards that vested in connection with the IPO, Baker Hughes and Akastor each owned 15,945,826 shares of HMH Holding’s Class B common stock, par value $0.01 per share (“Class B common stock”), collectively representing approximately 72% of the total voting power of HMH Holding’s capital stock, and each owned 15,945,826 B.V. Non-Voting Class A Shares and 15,945,826 B.V. Non-Voting Class B Shares, collectively representing an approximately 72% equity interest in the Company and 0% voting power of the equity in the Company. Immediately following the underwriters’ exercise of the over-allotment option, the investors in the IPO, collectively, owned all of the shares of HMH Holding’s Class A common stock, representing approximately 28% of the total voting power of the Company’s capital stock.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING B.V. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 2, 2026, we entered into a Tax Receivable Agreement (the “TRA”) with HMH Holding and the Principal Stockholders. The TRA requires HMH Holding to pay 85% of the net cash savings, if any, actually realized or deemed to be realized in certain circumstances to the Principal Stockholders in connection with U.S. federal, state, local and foreign income taxes and franchises taxes resulting from (i) acquisitions of B.V. Voting Shares from the Principal Stockholders by us in connection with the IPO, (ii) the acquisition of B.V. Non-Voting Shares from the Principal Stockholders using the net proceeds from any future offering, (iii) redemptions or exchanges of B.V. Non-Voting Shares by the Principal Stockholders and the corresponding number of shares of HMH Holding’s Class B common stock for shares of HMH Holding’s Class A common stock or cash or (iv) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying notes for the quarter ended March 31, 2026 included under Item 1. Financial Statements of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes in the Final Prospectus. This discussion contains forward-looking statements that involve risks, assumptions and uncertainties that could cause actual results to differ materially from our expectations. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors,” in the Final Prospectus.
In this section, references to “HMH Holding,” the “Company,” “we,” “us,” or “our” refer to HMH Holding Inc. and its subsidiaries, unless otherwise indicated or the context otherwise requires.
Company Overview
We are a leading provider of highly engineered, mission-critical equipment solutions, providing customers with a comprehensive portfolio of drilling equipment, services and systems utilized in oil and gas drilling operations, both offshore and onshore. Our global reach, technical expertise and innovative product offerings, coupled with our integrated operations from manufacturing to aftermarket services, allow us to provide customers with first class technology, engineering and project management services through the entire asset lifecycle of the equipment we provide. In addition, we are growing our portfolio of products and services to adjacent industries, such as mining. The complexity and criticality of our installed equipment drive customers to choose us for their aftermarket support, particularly in the offshore environment, which is subject to extensive regulation.
We are a global company, with locations in 15 countries and sales in over 80 countries. We sell equipment and services to three core customer categories across the markets that we serve: (i) drilling contractors; (ii) operators, including both oil and gas E&P companies and mining companies onshore and offshore; and (iii) manufacturers, consisting of shipyards and manufacturers of capital equipment. In addition to providing a range of equipment, spare parts, recurring aftermarket services and digital solutions to the onshore and offshore oil and gas drilling industry, we provide equipment and services to the onshore and subsea mining industry.
Our comprehensive portfolio of offerings, supported by integrated delivery capabilities and broad range of applications, enables us to address a full range of customer priorities. Our offerings are broadly categorized as:
Sales of Projects and Products. This includes (i) comprehensive drilling equipment packages containing a full suite of components needed for a newbuild or reactivated drilling rig and (ii) individual or grouped components of drilling and pressure control equipment that facilitate customers maintaining and upgrading their existing fleet. During the three months ended March 31, 2026, we derived 19.0% of our revenue from sales of projects and products compared to 27.6% during the three months ended March 31, 2025.
Aftermarket Services. This includes services on installed equipment and integrated digital solutions. Our aftermarket services facilitate customers maintaining and improving the lifespan, safety and efficiency of their existing drilling rig fleets. During the three months ended March 31, 2026, we derived 42.2% of our revenue from aftermarket services compared to 42.1% during the three months ended March 31, 2025.
Sales of Spare Parts. This includes replacement parts for installed equipment used in oil and gas drilling operations. During the three months ended March 31, 2026, we derived 38.8% of our revenue from sales of spare parts compared to 30.3% during the three months ended March 31, 2025.
Recent Developments
On April 2, 2026, we completed our initial public offering (the “IPO”) of 10,520,000 shares of our Class A common stock, par value $0.01 (“Class A common stock”), representing approximately 24% of the equity interests in the Company, at a price to the public of $20.00 per share. The net proceeds from the IPO were approximately $197.8 million, after deducting the underwriters’ discounts. On May 1, 2026, the underwriters elected to exercise their option to purchase an additional 685,844 shares of Class A common stock. Net proceeds from this exercise were $12.9 million after deducting discounts and offering fees of $0.8 million. See Note 19—“Subsequent Events” in the notes to HMH B.V.’s Condensed Consolidated Financial Statements.
In connection with the IPO, we entered into the transactions described in our Current Report on Form 8-K filed with the SEC on April 2, 2026.
The results of operations discussed in this Quarterly Report on Form 10-Q include those of HMH B.V. prior to the completion of our IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the IPO and related corporate reorganization, as discussed in “Corporate Reorganization” in Note 3—“Subsequent Events” of the notes to our Condensed Balance Sheets, had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.
Market Conditions
Oil and gas play a critical role in enabling modern society to function and providing increased standards of living to the global population. We believe that oil and gas will continue to play a leading role in the future global energy mix. While the world will take the

PART I - FINANCIAL INFORMATION (CONT’D.)

needed efforts to diversify its energy supply into renewables and more sustainable forms of energy, including nuclear, the International Energy Agency estimates that oil and gas will nonetheless comprise 45% of global energy supply in 2050 and that global energy consumption is expected to increase to 533 exajoule by 2050, a 20% increase from 2023 levels and a 41% increase from 2010 levels.
Our business is driven by the number of drilling rigs working globally onshore and offshore (particularly those drilling rigs on which our equipment is installed), which in turn is driven by oil and gas demand, levels of global drilling activity and spending by E&P operators associated with supplying oil and gas. As demand for contracted drilling rigs increases, our customers may seek to replace existing equipment that is in need of major refurbishment or no longer operational, upgrade the capacities of their existing drilling rigs with our highly engineered, integrated drilling solutions or retrofit a new comprehensive drilling package or entire newbuild drilling rig. We provide ongoing aftermarket services and spare part sales on drilling rigs with our installed equipment, as well as rigs with equipment from other original equipment manufacturers, allowing us to capture recurring revenues throughout the lifecycle of a drilling rig.
As drilling rigs work and age, and as increasingly complex wells generate more wear-and-tear, we benefit from the resulting additional demand for our products, aftermarket services and spare parts. Historically, we have seen aftermarket-driven demand growth as offshore drilling activity increases, and we expect that pattern to continue. Additionally, as our customers bring offshore rigs that are warm stacked or cold stacked back into service, the revenue base for our aftermarket services and spare parts increases. This is in addition to our benefitting from the revenue opportunities from equipment upgrades associated with such reactivations.
Demand related to onshore oil and gas drilling activity tends to be shorter cycle and regionally focused as each market may have specific dynamics that vary from location to location. Since the cyclical trough in activity during the last commodity price decline and COVID-19, the total number of active land rigs has increased and, in the key Middle East market, the demand for modern, high-spec land rigs capable of supporting complex drilling operations has resulted in newbuild opportunities. In the North American unconventional market, efficiency gains in drilling and completion activity have resulted in production increasing without a corresponding increase in rig counts implying each active rig is drilling more wells and more footage in a given period than previously. This increased cadence of drilling activity in challenging subsurface environments and more complex, longer lateral wells create increased wear-and-tear on equipment, resulting in additional demand for our products, aftermarket services and spare parts.
We continue to operate in a volatile geopolitical environment, including recent escalations in the conflict in the Middle East and disruptions across key energy corridors, including the Strait of Hormuz. These developments have heightened uncertainty around global energy supply and prices. These factors may drive short-term volatility in certain regional markets, particularly onshore and jack-up activities in the Middle East. However, our business mix is increasingly weighted towards long-term offshore projects outside of the Middle East, which are advancing largely as planned. Supported by improving offshore drilling activity, we have seen growth in backlog and higher utilization of our products and services, reinforcing our overall positive outlook for global oil and gas activity.

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations
The following table sets forth certain Condensed Consolidated Statement of Income data (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

Revenue
Service revenue	$72,009	$83,508	$(11,499)	(14)%
Product revenue	32,466	54,658	(22,192)	(41)%
Spare parts revenue	66,519	60,174	6,345	11%
Related party revenue	327	90	237	263%
Total revenue	171,321	198,430	(27,109)	(14)%
Operating expenses
Cost of services sold	53,058	57,078	(4,020)	(7)%
Cost of goods sold – products	25,367	46,697	(21,330)	(46)%
Cost of goods sold – spare parts	38,208	38,108	100	—%
Total cost of sales	116,633	141,883	(25,250)	(18)%
Selling, general and administrative expenses	35,111	36,238	(1,127)	(3)%
Research and development expenses	414	1,031	(617)	(60)%
Restructuring and other expenses (income), net	—	3,271	(3,271)	(100)%
Total operating expenses	152,158	182,423	(30,265)	(17)%
Operating income (loss)	19,163	16,007	3,156	20%
Foreign currency gain (loss), net	(2,228)	3,993	(6,221)	(156)%
Other non-operating income (loss), net	(255)	313	(568)	(181)%
Interest income (expense), net	(6,953)	(9,179)	2,226	(24)%
Income (loss) before income taxes	9,727	11,134	(1,407)	(13)%
Income tax (expense) benefit	(5,852)	(5,256)	(596)	11%
Net income (loss)	$3,875	$5,878	$(2,003)	(34)%
Revenue: The following table sets forth disaggregated revenue by segment (in thousands):

	Three Months Ended March 31,
	2026	2025

Revenue
Service revenue - ESS	$44,153	$41,398
Product revenue - ESS	17,164	36,111
Spare parts revenue - ESS	39,373	30,032
Total revenue - ESS	$100,690	$107,541
Service revenue - PCS	$27,856	$42,110
Product revenue - PCS	15,629	$18,637
Spare parts revenue - PCS	27,146	30,142
Total revenue - PCS	$70,631	$90,889
Total revenue	$171,321	$198,430
We generate our revenue primarily from three broadly categorized offerings: (i) product revenue, which comprises revenue from sales of projects and products and includes (a) comprehensive drilling equipment packages containing a full suite of components needed for a newbuild or reactivated drilling rig and (b) individual or grouped components of drilling and pressure control equipment that facilitate customers maintaining and upgrading their existing fleet, (ii) service revenue, which comprises aftermarket services relating to installed equipment and integrated digital solutions, and (iii) spare parts revenue, which includes replacement spare parts. We also generate our revenue from related parties via sales to Baker Hughes, which primarily consists of sales of products and services consistent in nature with those of external parties.

PART I - FINANCIAL INFORMATION (CONT’D.)

Total revenue decreased by $27.1 million, or 13.7%, in the first quarter of 2026, compared to the corresponding period in 2025, primarily due to lower product and service revenue, partially offset by higher spare parts revenue.
Service revenue decreased by $11.5 million, or 14%, in the first quarter of 2026, compared to the corresponding period in 2025, due to decreased services activity driven by lower order intake in the second half of 2025. Product revenue decreased by $22.2 million, or 40.6%, in the first quarter of 2026, compared to the corresponding period in 2025, primarily driven by customer capital expenditure deferrals. Spare parts revenue increased by $6.3 million, or 10.5%, in the first quarter of 2026, compared to the corresponding period in 2025, due to increased spares volume as customers prepared for increased activity reflecting a market rebound.
Cost of Sales: Our cost of sales consists of costs related to the manufacturing and procurement of our products and projects in addition to the costs of our aftermarket services and spare parts. Cost of sales related to the manufacturing and procurement of our products and projects includes the cost of components sourced from third-party suppliers and direct and indirect costs to manufacture and supply products and projects, including labor, materials, machine time, lease expense related to our manufacturing facilities, freight and other variable manufacturing costs. Cost of services includes personnel expenses for our field service organization, lease expense related to our operations facilities, materials, vehicle expenses and freight and other variable costs. Cost of sales related to spare parts includes the cost of the spare parts inventory, personnel expenses, lease expense related to our facilities, inventory management expenses, freight and other variable costs.
Total cost of sales decreased by $25.3 million, or 17.8%, to $116.6 million in the first quarter of 2026, down from $141.9 million in the first quarter of 2025. Cost of sales as a percentage of revenue decreased to 68.1% in the first quarter of 2026 as compared to 71.5% in the first quarter of 2025. The decrease in cost of sales and cost of sales as a percentage of revenue was due to lower volume, revenue mix, continued cost optimization efforts and increased utilization.
Cost of services sold decreased by $4.0 million, or 7.0%, to $53.1 million in the first quarter of 2026, down from $57.1 million in the first quarter of 2025. The decrease in cost of services sold was in line with the decrease in service revenue. Cost of services sold as a percentage of service revenue increased to 73.4% in the first quarter of 2026 as compared to 68.4% in the first quarter of 2025, mainly due to change in revenue mix within our aftermarket services sales, and underutilization during the period.
Cost of goods sold - products decreased by $21.3 million, or 45.7%, to $25.4 million in the first quarter of 2026, down from $46.7 in the first quarter of 2025. The decrease in cost of goods sold - products was in line with the decrease in product revenue. Cost of goods sold - products as a percentage of product and related party revenue decreased to 79.1% in the first quarter of 2026 as compared to 85.4% in the first quarter of 2025 due to recognition of product and project revenue with higher margins driven by cost optimization efforts and the completion of contracts with unfavorable margins in 2025.
Cost of goods sold - spare parts remained relatively flat in the first quarter of 2026 compared to first quarter of 2025. Cost of goods sold - spare parts as a percentage of spare parts revenue decreased to 57.2% in the first quarter of 2026 as compared to 63.3% in first quarter of 2025, mainly due to volume mix.
Selling, General and Administrative Expenses: Selling, general and administrative expenses consist of costs such as sales and marketing, general corporate overhead, compensation expense, IT expenses, safety and environmental expenses, insurance costs, legal expenses and other related administrative functions.
In the first quarter of 2026, selling, general and administrative expenses decreased by $1.1 million, or 3.1%, to $35.1 million from $36.2 million in the first quarter of 2025, primarily due to continued cost optimization and rationalization efforts.
Research and Development Expenses: Research and development expenses consist of costs that are incurred in connection with the development of new cutting-edge technologies and solutions and the innovation of existing product and service offerings. Such costs include both the utilization of our employees, facilities and resources to create and develop new ideas and products and the engagement of third parties to perform development activities under our coordination and management.
In the first quarter of 2026, research and development expenses decreased by $0.6 million, or 59.8%, to $0.4 million from $1.0 million in the first quarter of 2025. This decrease was attributable mainly to strategic deployment of development resources and capitalization of development costs.
Restructuring and Other Expenses (Income), Net: Restructuring and other expenses consist of restructuring charges and other additional de minimis incidental operating expenses incurred by the business.
In the first quarter of 2025, restructuring and other expenses (income), net of $3.2 million was attributable to our internal restructuring program and other expenses for lease exits. There were no such expenses in the first quarter of 2026.
Foreign Currency Gain (Loss), Net: Foreign currency gain (loss), net consists of net gains or losses resulting from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated. Our foreign subsidiaries, whose functional currency is the local currency, conduct a portion of their operations in U.S. dollars. As a result, these subsidiaries hold significant monetary assets denominated in U.S. dollars. These monetary assets are subject to changes in exchange rates between the U.S. dollar and the local currency.
In the first quarter of 2026, the change in foreign currency gain (loss) decreased by $6.2 million to a loss of $2.2 million from a gain of

PART I - FINANCIAL INFORMATION (CONT’D.)

$4.0 million in the first quarter of 2025. This unfavorable variance was attributable to currency exchange rate movements of the U.S. dollar to other currencies in which we transact.
Interest Income (Expense), Net: Interest expense, net primarily consists of interest expense associated with our long-term and short-term debt.
In the first quarter of 2026, interest expense, net decreased by $2.2 million, or 24.3%, to $7.0 million from $9.2 million in the first quarter of 2025 as a result of the refinancing in December 2025 of our 9.875% senior secured bonds due in 2026 to 7.875% senior secured bonds due in 2028.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$7,287	$13,587
Net cash provided by (used in) investing activities	(3,504)	(2,407)
Net cash provided by (used in) financing activities	719	(15,000)
	4,502	(3,820)
Effect of exchange rate changes on cash activities	210	1,892
Increase (decrease) in cash and cash equivalents	$4,712	$(1,928)
Operating Activities
Net cash provided by operating activities decreased $6.3 million in the first quarter of 2026, compared to the corresponding period in 2025, mainly due to a $2.0 million increase in net loss, a $2.4 million increase from changes in operating assets and liabilities and a $1.9 million increase in non-cash items.
The unfavorable variance in non-cash expenses was driven by changes in restructuring and other expenses and provision for inventory write-down offset by favorable changes in deferred tax expenses.
The decrease in cash resulting from the changes in assets and liabilities was primarily due to an increase in account receivables and other receivables and prepaid and other current assets offset by increase in contract liabilities and accounts payable and accounts payable—related party.
The unfavorable variance in account receivables and other receivables resulted from an increase in billings in time orders in the first quarter of 2026 and prepaid and others increased in the first quarter of 2026 due to timing and amount of prepaids incurred by us. The favorable cash variances in accounts payable and accounts payable—related party resulted from increased vendor payments made during the three months ended March 31, 2025 and the variance in contract liabilities resulted from the fulfillment of performance obligations relative to the timing of milestone invoicing in the first quarter of 2026.
Investing Activities
Net cash used in investing activities increased by $1.1 million in the first quarter of 2026, compared to the corresponding period in 2025, primarily due to $0.8 million of Drillform acquisition working capital remeasurement period adjustments in the first quarter of 2026.
Financing Activities
Net cash used in financing activities decreased by $15.7 million in the first quarter of 2026, compared to the corresponding period in 2025, primarily due to pay down of our outstanding credit facility in the first quarter of 2025.

PART I - FINANCIAL INFORMATION (CONT’D.)

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin. We use Adjusted EBITDA and Adjusted EBITDA Margin (each, a non-GAAP measure) as one of the indicators to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and certain non-recurring items. We define Adjusted EBITDA as net income before interest expense, net, income tax expense, depreciation and amortization, IPO listing related cost and other non-recurring items. Management does not consider these non-recurring items to be indicative of our ongoing operating performance measure, and such items include, but are not limited to, restructuring and other operating expenses and foreign exchange currency (gain) loss. We track Adjusted EBITDA on an absolute dollar basis and as a percentage of revenue, which we refer to as Adjusted EBITDA Margin. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA is a supplemental measurement tool used by analysts and investors to evaluate overall operating performance, ability to pursue and service possible debt opportunities and possible future investment opportunities. In addition, we believe that Adjusted EBITDA Margin is a supplemental measurement tool used by analysts and investors to evaluate profitability of sales. Adjusted EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income, as measured in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The items excluded from Adjusted EBITDA and Adjusted EBITDA Margin, but included in the calculation of reported net income, are significant components of the consolidated statements of income and must be considered in performing a comprehensive assessment of overall financial performance.
We believe that the disclosure of Adjusted EBITDA and Adjusted EBITDA Margin offers additional financial metrics that, when coupled with the GAAP results and the reconciliation to GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business.
The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025

Net income (loss)	$3,875	$5,878
Add: Interest expense, net	6,953	9,179
Income tax expense	5,852	5,256
Depreciation and amortization	10,653	10,311
Restructuring and other expenses	—	3,271
Foreign currency (gain) loss, net	2,228	(3,993)
IPO listing related cost	520	—
Adjusted EBITDA	$30,081	$29,902
Adjusted EBITDA Margin (a)	17.6%	15.1%
(a).Calculated as a percentage of total revenue.
Adjusted EBITDA of $30.1 million for the three months ended March 31, 2026 remained relatively flat compared to $29.9 million for the three months ended March 31, 2025. The primary reason for the decrease was the decrease in net income, which was driven primarily by a decrease in revenue from less favorable market conditions.
Free Cash Flow. We use Free Cash Flow (a non-GAAP measure) to evaluate our liquidity to provide flexibility and optionality to achieve our broader capital allocation strategy. We define Free Cash Flow as cash flow from operations minus purchases of property and equipment and development costs. Management believes that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment that can be used for investment in our business and for acquisitions as well as to strengthen our balance sheet. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by (used in) operating activities. Free Cash Flow does not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

PART I - FINANCIAL INFORMATION (CONT’D.)

The following table reconciles net cash provided by (used in) operating activities to Free Cash Flow (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$7,287	$13,587
Add: Purchases of property and equipment	(920)	(2,303)
Development costs	(1,814)	(104)
Free Cash Flow	$4,553	$11,180
Free Cash Flow for the three months ended March 31, 2026 was $4.6 million, a decrease of $6.6 million, from $11.2 million for the three months ended March 31, 2025. The decrease in Free Cash Flow was driven by the decrease in cash provided by operating activities as discussed below.
Liquidity and Capital Resources
We believe that our existing cash on hand, cash generated from operations and available capacity under the Revolver (as defined herein) and the Senior Secured Bonds (as defined herein) will be sufficient to meet our liquidity needs in the short term and long term. Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the oil and natural gas industry, availability and cost of raw materials and other factors, many of which are beyond our control.
Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. Our primary sources of liquidity are our existing cash on hand and cash generated from operations. Depending upon market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position by incurring borrowings under our Revolver, issuing additional senior secured bonds in an aggregate principal amount up to $125.0 million or entering into separate bridge financing facilities as permitted by terms of our existing Senior Secured Bonds.
As of March 31, 2026, we had $101.3 million in cash and cash equivalents and approximately $175 million of total liquidity, including the Revolver and the Credit Line in China (as defined herein). As of March 31, 2026, we have $1.5 million of borrowings under the Credit Line in China due in the next 12 months, and we have no long-term debt maturity until June 2028. In the second quarter of 2026, we repaid the Shareholder Loans (as defined herein) from the net proceeds received from the IPO. See Note 19—“Subsequent Events” in the notes to HMH B.V.’s Condensed Consolidated Financial Statements.
In 2026, we expect our capital expenditures, including developments costs, to be in the range of $15 million and $18 million.
7.875% Senior Secured Bonds due 2028
On or around December 17, 2025, the Company issued $200.0 million aggregate principal amount of its senior secured bonds (ISIN code NO0013700039) (the “Senior Secured Bonds due 2028”), which mature on December 17, 2028. Interest on the bonds accrues at a fixed rate of 7.875% per annum as of March 31, 2026. The Senior Secured Bonds due 2028 are secured by liens on substantially all of the Company’s assets, including the equity of its material subsidiaries, and guarantees, either directly or indirectly, from its material subsidiaries. The security of the Senior Secured Bonds due 2028 is subject to an intercreditor agreement with the facility agent under the Revolver. Subject to compliance with certain conditions, the Company is permitted to issue additional bonds under the agreement governing the Senior Secured Bonds due 2028 in an aggregate principal amount up to $125.0 million, and the Company is also permitted to enter into certain bridge financing facilities. The Company intends to list the Senior Secured Bonds due 2028 on the Euronext ABM during the first half of 2026.

The agreement governing the Senior Secured Bonds due 2028 includes customary representations and warranties, affirmative covenants and certain restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, guarantee obligations, incur liens, make investments, loans or capital expenditures, sell or dispose of assets, enter into mergers or consolidations, enter into transactions with affiliates or make or declare dividends. The Senior Secured Bonds due 2028 also require the Company to maintain at all times a minimum liquidity of not less than $30.0 million, a gearing ratio of Consolidated Net Total Borrowings to Consolidated Total Equity (each as defined in the agreement governing the Senior Secured Bonds due 2028) not to exceed 1.00 to 1.00 and an interest cover ratio of Adjusted EBITDA to Net Interest Expenses (each as defined in the agreement governing the Senior Secured Bonds due 2028) of not less than 2.50 to 1.00. The agreement governing the Senior Secured Bonds due 2028 contains customary events of default. If an event of default exists under the Senior Secured Bonds due 2028, the lenders will be able to accelerate the maturity of the Senior Secured Bonds due 2028 and exercise other rights and remedies. If an event of default exists under the Revolver, a cross-default will be triggered under the Senior Secured Bonds due 2028, and the bondholders thereunder will be able to accelerate the maturity of the Senior Secured Bonds due 2028 and exercise other rights and remedies.

As of March 31, 2026, the Company was in compliance with all financial covenants under the Senior Secured Bonds due 2028.

PART I - FINANCIAL INFORMATION (CONT’D.)

Shareholder Loans
On October 1, 2021, the Company entered into a loan agreement with related parties, Baker Hughes Holdings LLC and Akastor AS (as amended, the “Shareholder Loan Agreement”), to finance its operating and finance activities. Baker Hughes Holdings LLC provided an $80.0 million term loan under the Shareholder Loan Agreement (the “Baker Hughes Shareholder Loan”), and Akastor AS provided a $20.0 million term loan under the Shareholder Loan Agreement (together with the Baker Hughes Shareholder Loan, the “Shareholder Loans”). The Shareholder Loans mature on the earliest to occur of December 18, 2028 or a liquidation event (as defined in the Shareholder Loan Agreement) such as the consummation of the IPO. In connection with the closing of the IPO, the Company repaid the Shareholder Loans from the net proceeds received from the IPO. For more information, see Note 19—“Subsequent Events” in the notes to HMH B.V.’s Condensed Consolidated Financial Statements.
Revolving Credit Facility
On December 18, 2025, we the Company, DNB Bank ASA, as agent, certain financial institutions party thereto as lenders (the “Revolver Lenders”) and DNB Carnegie, a part of DNB Bank ASA, and Nordea Bank Abp, branch in Norway, as mandated lead arrangers and bookrunners, entered into a senior facility agreement (the “Revolver”) pursuant to which the Revolver Lenders provide revolving credit financing to the Company in an aggregate principal amount of up to $75.0 million. The scheduled maturity date of the Revolver is June 17, 2028.
Borrowings under the Revolver bear interest at the compounded reference rate, which is the applicable Secured Overnight Financing Rate (“SOFR”) plus the applicable credit spread adjustment, plus a margin ranging from 3.00% to 4.00% based on the Company’s most recent leverage ratio. In addition to paying interest on outstanding principal under the Revolver, the Company is required to pay a quarterly commitment fee equal to 40% of the applicable margin on the unused available commitments.
The Revolver is secured by liens on substantially all of the Company’s assets, including the equity of its material subsidiaries, and guarantees, either directly or indirectly, from its material subsidiaries. The security of the Revolver is subject to an intercreditor agreement with the trustee under the Senior Secured Bonds due 2028. The Revolver includes certain restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, guarantee obligations, incur liens, make investments, loans or capital expenditures, sell or dispose of assets, enter into mergers or consolidations, enter into transactions with affiliates or make or declare dividends. The Revolver also requires the Company to maintain at all times a minimum liquidity of not less than $30.0 million, a gearing ratio of Consolidated Net Total Borrowings to Consolidated Total Equity (each as defined in the Revolver) not to exceed 1.00 to 1.00 and an interest cover ratio of Adjusted EBITDA to Net Interest Expenses (each as defined in the Revolver) of not less than 2.50 to 1.00. The Revolver contains customary representations and warranties, affirmative covenants and events of default. If an event of default exists under the Revolver, the Revolver Lenders will be able to accelerate the maturity of the Revolver and exercise other rights and remedies. If an event of default exists under the Senior Secured Bonds due 2028, a cross-default will be triggered under the Revolver, and the Revolver Lenders will be able to accelerate the maturity of the Revolver and exercise other rights and remedies. Subject to certain notice requirements and certain partial prepayment amount restrictions, the Company may voluntarily prepay outstanding loans under the Revolver in whole or in part without premium or penalty. Following a Change of Control (as defined in the Revolver), which definition varies depending on whether an initial public offering has occurred, the Company can be required to prepay the loans in whole if the parties do not reach an agreement to continue the loan. As of March 31, 2026, the Company was in compliance with all financial covenants under the Revolver.
Credit Line in China
On March 27, 2025, the Company extended its credit line agreement (the “Credit Line in China”) with Bank of China Shanghai Pudong branch (the “Credit Line in China Lender”) pursuant to which the Credit Line in China Lender provided a credit line in an aggregate principal amount of up to Chinese renminbi (RMB) 10.0 million (USD: $1.43 million based on the exchange rate as of March 31, 2026). The extension was effective through March 26, 2026. Borrowings under the Credit Line in China bear interest at the compounded reference rate, which was the applicable China Loan Prime Rate minus margin 0.4% as of March 31, 2026. Interest is paid quarterly in the last month of each quarter. There is no quarterly commitment fee or guarantee requirement based on the Company’s financial status. The borrowing length for each withdrawal is one year. The Credit Line in China was available to use for the Company’s daily operations and could not be used to purchase real estate, re-lend to other companies or make investments.

PART I - FINANCIAL INFORMATION (CONT’D.)

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results of operations. There have been no material changes from the critical accounting policies previously disclosed in the section entitled “Critical accounting policies and estimates” in the Final Prospectus.
Recent Accounting Pronouncements
See “New Accounting Standards to be Adopted” in Note 1—“Basis of Presentation and Summary of Significant Accounting Policies” in the notes to HMH B.V.’s Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
The market for our products and services is indirectly exposed to fluctuations in the prices of oil and natural gas to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the E&P industry. We do not believe that we are particularly exposed to short-term fluctuations. We do not currently intend to hedge our indirect exposure to commodity price risk.
Foreign Currency Exchange Rate Risk
A portion of our revenues is derived internationally and, accordingly, our competitiveness and financial results may be impacted by foreign currency fluctuations where revenues and costs are denominated in local currencies rather than U.S. dollars. For the three months ended March 31, 2026, $100.8 million of our revenues, or 59%, were denominated in foreign currencies. We hedge currency risk in relevant projects using forward contracts.
We use a sensitivity analysis model to measure the potential impact on our revenues. A 10% strengthening or weakness of foreign currency exchange rates against the U.S. dollar during the three months ended March 31, 2026 would have resulted in an increase or decrease in revenues of approximately $10 million, respectively. There can be no assurance that the exchange rate change projected above will materialize as fluctuations in exchange rates are beyond our control.
Interest Rate Risk
We are primarily exposed to interest rate risk through the Revolver. As of March 31, 2026, we had no aggregate principal amount outstanding under the Revolver, which bore interest at the compounded SOFR plus an applicable margin. We do not currently intend to hedge our exposure to interest rate risk. As of March 31, 2026, the impact of a 1% increase or decrease in interest rates on the Revolver would have no impact on interest expense.
As of March 31, 2026, we had aggregate fixed rate principal amount outstanding under the 7.875% Senior Secured Bonds due 2028 and the Shareholder Loans of $300 million. Any changes in interest rates do not impact our future cash outflows associated with these fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
Credit Risk
Our customers are predominantly drilling contractors and drilling rig manufacturers, drilling rig owners and drilling rig operators in all segments, such as offshore and onshore oil and gas companies and production shipyards. Changes in economic, regulatory or other conditions may increase our overall credit risk from counterparties. We manage credit risk by analyzing the counterparties’ financial condition prior to accepting new customers and prior to adjusting existing credit limits.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We will not be required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until our Annual Report on Form 10-K for the fiscal year ended December 31, 2027. Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found in Note 15—“Commitments and Contingencies” in the notes to HMH B.V.’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the section entitled “Risk Factors” in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2026, our registration statement on Form S-1, as amended (File No. 333-281497), was declared effective in connection with our IPO. On April 2, 2026, we completed our IPO of 10,520,000 shares of our Class A common stock at a price to the public of $20.00 per share. These sales of our Class A common stock resulted in net proceeds of $197.8 million, after deducting the underwriters’ discounts and offering fees of $12.6 million.
We used $39.5 million of the net proceeds we received from the IPO as the cash consideration to purchase an aggregate of 2,100,000 B.V. Voting Class A Shares and 2,100,000 B.V. Voting Class B Shares from Baker Hughes and Akastor, the Principal Stockholders. We contributed all of the remaining net proceeds from the IPO to HMH B.V. in exchange for a number of B.V. Voting Class A Shares and B.V. Voting Class B Shares such that the number of B.V. Voting Class A Shares and B.V. Voting Class B Shares, respectively, held by us equals the number of shares of our Class A common stock sold in the IPO. HMH B.V. used an aggregate of $137.1 million of the net proceeds received by it, comprised of $110.0 million to be paid to Baker Hughes and $27.1 million to be paid to Akastor, to repay all of the outstanding principal and accrued and unpaid interest under the Shareholder Loan Agreement, and the remaining net proceeds of $21.2 million received by HMH B.V. were used to fund HMH B.V.’s working capital.
We also granted the IPO underwriters a 30-day option to purchase up to 1,578,000 additional shares of Class A common stock on the same terms. On April 30, 2026, the underwriters partially exercised the option and, on May 5, 2026, purchased an additional 685,844 shares of Class A common stock. The sales of our Class A common stock sold in connection with the exercise of the underwriters’ over-allotment option resulted in net proceeds of approximately $12.9 million, after deducting the underwriters’ discounts and offering fees of $0.8 million.
We contributed all of the net proceeds from the underwriters’ exercise of the over-allotment option to HMH B.V. in exchange for an additional 685,844 B.V. Voting Class A Shares and 685,844 B.V. Voting Class B Shares. HMH B.V. used such additional net proceeds to purchase in equal proportion from Baker Hughes and Akastor, respectively, an aggregate number of shares of the our Class B common stock, par value $0.01 per share, non-voting Class A ordinary shares of HMH B.V. and non-voting Class B ordinary shares of HMH B.V. respectively, equal to the number of shares of Class A common stock purchased by the underwriters pursuant to the exercise of the option.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II - OTHER INFORMATION (CONT’D.)

Item 6. Exhibits

Exhibit number	Description
3.1
Amended and Restated Certificate of Incorporation of HMH Holding Inc., dated April 2, 2026 (incorporated herein by reference to Exhibit 3.1 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

3.2
Amended and Restated Bylaws of HMH Holding Inc., dated April 2, 2026 (incorporated herein by reference to Exhibit 3.2 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

4.1
Registration Rights Agreement, dated as of April 2, 2026, by and among HMH Holding Inc. and the signatories thereto (incorporated herein by reference to Exhibit 4.1 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

4.2
Stockholders’ Agreement, dated April 2, 2026, by and among HMH Holding Inc., Baker Hughes Holdings LLC, Akastor AS and Mercury HoldCo Inc. (incorporated herein by reference to Exhibit 4.2 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.1
Tax Receivable Agreement, dated April 2, 2026, by and among HMH Holding Inc., HMH Holding B.V., Baker Hughes Holdings LLC, Akastor AS, Mercury HoldCo AS and Mercury HoldCo Inc. (incorporated herein by reference to Exhibit 10.1 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.2
Exchange Agreement, dated April 2, 2026, by and among HMH Holding Inc., HMH Holding B.V., Baker Hughes Holdings LLC, Akastor AS, Mercury HoldCo AS and Mercury HoldCo Inc. (incorporated herein by reference to Exhibit 10.2 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.3
Partnership Agreement of HMH Holding B.V., dated April 2, 2026, by and among HMH Holding B.V., HMH Holding Inc., Baker Hughes Holdings LLC, Akastor AS and Mercury HoldCo Inc. (incorporated herein by reference to Exhibit 10.3 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.4†
Form of Director and Officer Indemnification Agreement, dated as of April 2, 2026, by and between HMH Holding Inc. and such Director or Officer party thereto (incorporated herein by reference to Exhibit 10.4 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.5†	HMH Holding Inc. 2026 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).
10.6†
Form of Award Agreement replacing founders’ phantom equity award (incorporated herein by reference to Exhibit 10.6 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.7†
Form of Award Agreement replacing 2022 long-term incentive award (incorporated herein by reference to Exhibit 10.7 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.8†
Form of Award Agreement replacing 2023 long-term incentive award (incorporated herein by reference to Exhibit 10.8 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.9†
Form of Award Agreement replacing 2024 long-term incentive award (incorporated herein by reference to Exhibit 10.9 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.10†
Form of Award Agreement replacing 2025 long-term incentive award (incorporated herein by reference to Exhibit 10.10 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.11†
Form of Award Agreement replacing 2023 long-term incentive award for former employees (incorporated herein by reference to Exhibit 10.11 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.12†
Form of Award Agreement replacing 2024 special recognition long-term incentive award (incorporated herein by reference to Exhibit 10.12 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.13†
Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.13 to HMH Holding Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)*	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)*	Inline XBRL Taxonomy Extension Label Linkbase Document.

PART II - OTHER INFORMATION (CONT’D.)

101(PRE)*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMH Holding Inc.

	By:	/s/ Thomas W. McGee
Date: May 6, 2026		Thomas W. McGee
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)