Form 10-Q
period 2026-06-30
HMH Holding Inc
filed 2026-08-05
CIK 2021880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 12,042,625 shares of Class A common stock, par value $0.01 per share, and 31,891,652 shares of Class B common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Revenue
Service revenue	$89,072	$92,332	$161,081	$175,840
Product revenue	20,027	58,812	52,493	113,470
Spare parts revenue	61,163	52,151	127,682	112,325
Related party revenue	560	162	887	252
Total revenue	170,822	203,457	342,143	401,887
Operating expenses
Cost of services sold	58,766	63,671	111,824	120,749
Cost of goods sold – products	16,527	53,422	41,894	100,119
Cost of goods sold – spare parts	34,231	34,452	72,439	72,560
Total cost of sales	109,524	151,545	226,157	293,428
Selling, general and administrative expenses	60,354	29,441	95,465	65,679
Research and development expenses	771	649	1,185	1,680
Restructuring and other expenses (income), net	5,004	1,072	5,004	4,343
Total operating expenses	175,653	182,707	327,811	365,130
Operating income (loss)	(4,831)	20,750	14,332	36,757
Foreign currency gain (loss), net	(591)	2,948	(2,819)	6,941
Other non-operating income (loss), net	(158)	334	(413)	647
Interest income (expense), net	(3,945)	(9,106)	(10,898)	(18,285)
Income (loss) before income taxes	(9,525)	14,926	202	26,060
Income tax (expense) benefit	4,506	(5,158)	(1,346)	(10,414)
Net income (loss)	(5,019)	9,768	(1,144)	15,646
Less: Net income (loss) attributable to non-controlling interests	(9,995)	819	(9,568)	585
Net income (loss) attributable to HMH Holding Inc.	$4,976	$8,949	$8,424	$15,061

Net income (loss) per share of common stock (actual)(a):
Basic	$0.43	$0.13	$1.44	$0.22
Diluted	$0.42	$0.13	$1.26	$0.22
Weighted-average shares of common stock for HMH and HMH B.V. outstanding (a):
Basic	11,662	69,355	5,863	69,355
Diluted	11,971	69,355	6,688	69,355
(a).Basic and diluted shares used for computing earnings per share for periods prior to our initial public offering (“IPO”) have been retrospectively adjusted to give effect of the organizational transactions. The calculation of basic and diluted weighted average shares used for calculating earnings (loss) per share for the three and six months ended June 30, 2025 does not include the 11.2 million shares of Class A common stock sold in the IPO. See Note 19—“Earnings per Share” in the notes to HMH’s Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net income (loss)	$(5,019)	$9,768	$(1,144)	$15,646
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,017)	9,915	3,995	20,710
Derivatives designated as cash flow hedges
Effect of changes in fair value of cash flow hedges	(59)	90	(560)	4,006
Tax benefit (expense) on effect of changes in cash flow hedges	13	(98)	123	(881)
Net change in fair value of cash flow hedges, after taxes	(46)	(8)	(437)	3,125
Benefit plans
Effect of changes in benefit plans	109	(1,537)	81	(2,015)
Tax benefit (expense) on effect of changes in benefit plans	(27)	415	(20)	544
Net effect of changes in benefit plans, after taxes	82	(1,122)	61	(1,471)
Total other comprehensive income (loss)	(1,981)	8,785	3,619	22,364
Comprehensive income (loss)	(7,000)	18,553	2,475	38,010
Less: Comprehensive income (loss) attributable to non-controlling interests	(11,444)	819	(11,017)	585
Comprehensive income (loss) attributable to HMH Holding Inc.	$4,444	$17,734	$13,492	$37,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2026	December 31, 2025

	(in thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$119,705	$96,585
Current accounts receivable, net of allowance of $1,820 and $2,889, respectively	125,099	108,060
Related party accounts receivable	1,605	1,499
Related party notes receivable—current	4,357	3,653
Contract assets	104,622	114,918
Inventories, net	252,192	253,759
Other current receivables	22,500	17,854
Prepaids and other current assets	18,828	32,882
Total current assets	648,908	629,210
Property, plant and equipment, net of accumulated depreciation of $76,391 and $67,372, respectively	197,673	200,818
Goodwill	307,954	307,014
Customer relationships, net of accumulated amortization of $50,254 and $46,299, respectively	63,338	67,224
Other intangible assets, net of accumulated amortization of $58,920 and $49,731, respectively	52,064	54,846
Related party note receivable	22,656	33,604
Right-of-use assets	45,834	48,739
Other assets	24,138	16,249
Total assets	$1,362,565	$1,357,704
Liabilities and equity
Current liabilities
Accounts payable	$64,439	$56,206
Accounts payable—related party	13	107
Current portion of long-term debt, net	1,473	715
Contract liabilities	42,780	35,249
Accrued expenses	84,964	95,780
Other current liabilities	24,648	35,582
Total current liabilities	218,317	223,639
Long-term debt, net	196,363	195,636
Long-term debt, net—related party	—	143,732
Non-current operating lease liabilities	40,469	39,922
Other liabilities	61,017	54,323
Total liabilities	516,166	657,252

Equity
Members’ equity	—	698,613
Class A common stock (par value $0.01 per share; Authorized — 1,000,000,000 shares; Issued — 12,296,857 shares; and Shares outstanding — 12,042,625 as of June 30, 2026)	120	—
Class B common stock (par value $0.01 per share; Authorized — 500,000,000 shares; Issued — 31,891,652 shares; and Shares outstanding — 31,891,652 as of June 30, 2026)	319	—
Additional paid-in capital	185,133	—
Retained earnings	27,566	—
Accumulated other comprehensive income (loss)	2,011	—
Class A common stock held in treasury (254,232 shares as of June 30, 2026)	(4,888)	—
HMH Holding Inc. equity	210,261	698,613
Non-controlling interests	636,138	1,839
Total equity	846,399	700,452
Total liabilities and shareholders’ equity	$1,362,565	$1,357,704
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Cash flows from operating activities
Net income (loss)	$(1,144)	$15,646
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,719	20,993
Share-based compensation expense	22,775	—
Amortization of borrowing costs	727	975
Restructuring and other expenses	—	1,800
Deferred tax expense (benefit)	(6,725)	846
Payment-in-kind interest	2,908	5,421
Provision for bad debt expense	468	480
Provision for inventory write-down	1,989	3,034
Changes in operating assets and liabilities
Accounts receivable and related party accounts receivable	(16,371)	(6,569)
Contract assets	11,419	18,196
Inventories, net	(956)	1,307
Other current receivables	(5,083)	13,412
Prepaid and other current assets	(1,636)	(7,582)
Accounts payable and accounts payable—related party	7,858	(38,875)
Accrued expenses	(12,427)	(22,192)
Contract liabilities	7,504	(295)
Other current and long-term liabilities	(9,915)	(8,957)
Other, net	2,046	(5,192)
Net cash provided by (used in) operating activities	25,156	(7,552)
Cash flows from investing activities
Purchase of property, plant and equipment	(2,086)	(4,840)
Development costs	(5,896)	(1,073)
Acquisition of business, net of cash	(770)	—
Net cash provided by (used in) investing activities	(8,752)	(5,913)
Cash flows from financing activities
Issuance of common stock in initial public offering (IPO), net of underwriting discount	210,670	—
Purchase of HMH B.V. voting shares from Principal Stockholders	(39,480)	—
Redemption under exchange agreement with Principal Stockholders	(12,894)	—
IPO issuance costs	(10,380)	—
Repayment of long-term debt, net—related party	(137,099)	—
Proceeds from issuance of revolving credit facilities	719	90,000
Repayment of revolving credit facilities	—	(92,000)
Purchase of treasury shares	(4,888)	—
Net cash provided by (used in) financing activities	6,648	(2,000)
Effect of foreign exchange rate on cash and cash equivalents	68	4,966
Net increase (decrease) in cash and cash equivalents	23,120	(10,499)
Cash and cash equivalents beginning of period	96,585	48,912
Cash and cash equivalents end of period	$119,705	$38,413

Supplemental cash flow information:
Cash paid for income taxes, net	$13,020	$9,175
Cash paid for interest	9,195	13,700
Supplemental non-cash financing activities:
Deferred IPO cost netted with IPO proceeds	$15,809	$—
Settlement of long-term debt, net —related party and related party notes receivable	9,541	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Class A common stock	Amount	Class B common stock	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Common stock held in treasury	Retained earnings (loss)	Non-controlling interest	Total equity

	(in thousands)

HMH Holding Inc. (Successor)
Balance as of April 1, 2026	—	$—	—	$—	$610,431	$9,839	$—	$87,391	$2,266	$709,927
Issuance of common stock in initial public offering, net of offering costs	11,206	112	32,578	326	210,232	—	—	—	—	210,670
Redemption under exchange agreement with Principal Stockholders	—	—	(686)	(7)	631	—	—	—	(13,518)	(12,894)
Purchase of HMH B.V. voting shares from Principal Stockholders	—	—	—	—	(39,480)	—	—	—	—	(39,480)
Effect of the Corporate Reorganization Transactions	—	—	—	—	(570,015)	(7,296)	—	(64,801)	642,112	—
IPO related costs	—	—	—	—	(26,189)	—	—	—	—	(26,189)
TRA liability and related deferred tax impact from the Corporate Reorganization Transactions	—	—	—	—	(6,522)	—	—	—	—	(6,522)
Net income (loss) subsequent to the Corporate Reorganization Transactions	—	—	—	—	—	—	—	4,976	(9,995)	(5,019)
Share-based compensation	837	8	—	—	6,045	—	—	—	16,722	22,775
Purchase of treasury stock	—	—	—	—	—	—	(4,888)	—	—	(4,888)
Other comprehensive income (loss)	—	—	—	—	—	(532)	—	—	(1,449)	(1,981)
Equity as of June 30, 2026	12,043	$120	31,892	$319	$185,133	$2,011	$(4,888)	$27,566	$636,138	$846,399
Balance as of January 1, 2026	—	$—	—	$—	$610,431	$4,239	$—	$83,943	$1,839	700,452
Net income prior to the Corporate Reorganization Transactions	—	—	—	—	—	—	—	3,448	427	3,875
Other comprehensive income prior to the Corporate Reorganization Transactions	—	—	—	—	—	5,600	—	—	—	5,600
Issuance of common stock in initial public offering, net of offering costs	11,206	112	32,578	326	210,232	—	—	—	—	210,670
Redemption under exchange agreement with Principal Stockholders	—	—	(686)	(7)	631	—	—	—	(13,518)	(12,894)
Purchase of HMH B.V. voting shares from Principal Stockholders	—	—	—	—	(39,480)	—	—	—	—	(39,480)
Effect of the Corporate Reorganization Transactions	—	—	—	—	(570,015)	(7,296)	—	(64,801)	642,112	—
IPO related costs	—	—	—	—	(26,189)	—	—	—	—	(26,189)
TRA liability and related deferred tax impact from the Corporate Reorganization Transactions	—	—	—	—	(6,522)	—	—	—	—	(6,522)
Net income (loss) subsequent to the Corporate Reorganization Transactions	—	—	—	—	—	—	—	4,976	(9,995)	(5,019)
Share-based compensation	837	8	—	—	6,045	—	—	—	16,722	22,775
Purchase of treasury stock	—	—	—	—	—	—	(4,888)	—	—	(4,888)
Other comprehensive income (loss)	—	—	—	—	—	(532)	—	—	(1,449)	(1,981)
Equity as of June 30, 2026	12,043	$120	31,892	$319	$185,133	$2,011	$(4,888)	$27,566	$636,138	$846,399
HMH Holding B.V. (Predecessor)
Balance as of April 1, 2025	—	$—	—	$—	$610,431	$(5,174)	$—	$44,601	$936	$650,794
Net income	—	—	—	—	—	—	—	8,949	819	9,768
Other comprehensive income (loss)	—	—	—	—	—	8,785	—	—	—	8,785
Equity as of June 30, 2025	—	$—	—	$—	$610,431	$3,611	$—	$53,550	$1,755	$669,347
Balance as of January 1, 2025	—	$—	—	$—	$610,431	$(18,753)	$—	$38,489	$1,170	$631,337
Net income	—	—	—	—	—	—	—	15,061	585	15,646
Other comprehensive income (loss)	—	—	—	—	—	22,364	—	—	—	22,364
Equity as of June 30, 2025	—	$—	—	$—	$610,431	$3,611	$—	$53,550	$1,755	$669,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
HMH Holding Inc. (“HMH,” the “Company,” “we,” “us” or “our”) is a leading global provider of offshore and onshore drilling equipment and services.
We were incorporated in the State of Delaware on April 29, 2024 as a holding entity with an intent to complete our initial public offering (“IPO”) and other related transactions in order to carry on business of HMH Holding B.V. ("HMH B.V."). HMH B.V. was operationally established with effect from October 1, 2021, through its acquisition of all shares in the MHWirth business from Akastor ASA and the Subsea Drilling Systems business from Baker Hughes Company. After these transactions, the shareholders of HMH B.V. were Baker Hughes Holdings LLC (50%), Akastor AS (25%) and Mercury HoldCo Inc. (25%). Baker Hughes Holdings LLC is a wholly owned subsidiary of Baker Hughes Company (together with Baker Hughes Holdings LLC, “Baker Hughes”), and Akastor AS and Mercury HoldCo Inc. are wholly owned subsidiaries of Akastor ASA (together with Akastor AS, Mercury HoldCo AS and Mercury HoldCo Inc., “Akastor”).
Initial Public Offering
On April 2, 2026, we completed our IPO of our Class A common stock, par value $0.01 per share (“Class A common stock”), and received net proceeds of approximately $197.8 million after deducting the underwriters’ discounts and offering fees of $12.6 million. We also granted the IPO underwriters a 30-day over-allotment option to purchase additional shares of Class A common stock on the same terms. On April 30, 2026, the underwriters partially exercised the option, resulting in additional net proceeds of $12.9 million, after deducting the underwriters’ discounts and offering fees of $0.8 million.
Corporate Reorganization
We used approximately $39.5 million of the net proceeds from the IPO as the cash consideration to purchase an aggregate of 2,100,000 voting Class A ordinary shares of HMH B.V., par value $0.01 per share (“B.V. Voting Class A Shares”), and 2,100,000 voting Class B ordinary shares of HMH B.V., par value $0.01 per share (“B.V. Voting Class B Shares” and, together with B.V. Voting Class A Shares, the “B.V. Voting Shares”), from Baker Hughes and Akastor (collectively referred to as the “Principal Stockholders”).
On April 2, 2026, we contributed all of the remaining net proceeds from the IPO to HMH B.V. in exchange for a number of B.V. Voting Class A Shares and B.V. Voting Class B Shares such that the number of B.V. Voting Class A Shares and B.V. Voting Class B Shares, respectively, held by the Company, taking into account the B.V. Voting Class A Shares and B.V. Voting Class B Shares acquired by the Company from the Principal Stockholders, equals the number of shares of Class A common stock sold by us in the IPO.
On May 5, 2026, we contributed all of the net proceeds from the underwriters’ exercise of the over-allotment option to HMH B.V. in exchange for an additional 685,844 B.V. Voting Class A Shares and 685,844 B.V. Voting Class B Shares. HMH B.V. used such additional net proceeds to purchase in equal proportion from Baker Hughes and Akastor, respectively, an aggregate number of shares of the Company’s Class B common stock, par value $0.01 per share (“Class B common stock”), non-voting Class A ordinary shares of HMH B.V. (“B.V. Non-Voting Class A Shares”) and non-voting Class B ordinary shares of HMH B.V. (“B.V. Non-Voting Class B Shares” and, together with the B.V. Non-Voting Class A Shares, the “B.V. Non-Voting Shares”), respectively, equal to the number of shares of the Company’s Class A common stock purchased by the underwriters pursuant to the exercise of the option.
After giving effect to these transactions, including the shares of the Company’s Class A common stock issuable upon the consummation of the IPO pursuant to equity awards granted to employees that vested in connection with the IPO, Baker Hughes and Akastor each owned 15,945,826 shares of the Company’s Class B common stock, collectively representing approximately 73% of the total voting power of our capital stock, and each owned 15,945,826 non-voting Class A ordinary shares of HMH B.V. and 15,945,826 non-voting Class B ordinary shares of HMH B.V., collectively representing approximately a 73% equity interest in HMH B.V. and 0% voting power of the equity in HMH B.V. Immediately following the underwriters’ exercise of the over-allotment option, the investors in the IPO, collectively, owned all of the shares of the Company’s Class A common stock, representing approximately 27% of the total voting power of our capital stock.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes of HMH B.V. for the year ended December 31, 2025 included in the final prospectus of HMH Holding dated March 31, 2026 and filed with the SEC on April 1, 2026.
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of June 30, 2026 and December 31, 2025 and the consolidated results of operations and cash flows for the three and six months ended June 30, 2026 and 2025. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Immediately following the closing of the IPO, we are the successor to HMH B.V. for financial reporting purposes. Subsequent to the IPO, the Company’s sole material asset is its equity interest in HMH B.V. As the sole managing member and holder of 100% of the voting interest of HMH B.V., we operate and control all of its business and affairs and therefore consolidate its results for financial reporting purposes. The reorganization transactions are accounted for as a reorganization of entities under common control. Accordingly, the condensed consolidated financial statements have been retrospectively presented to reflect the assets and liabilities received in the Corporate Reorganization at HMH B.V.'s historical carrying amounts, as if the common control transaction had occurred on January 1, 2025, the earliest period presented.
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
Offering Costs
In connection with our IPO, HMH B.V. and its affiliates incurred accounting, legal and other costs, which were reimbursed by us. Such costs were recorded as a reduction to equity against the proceeds from the IPO. Deferred offering costs of $21.3 million and $26.2 million were recognized in Prepaids and other current assets in our Condensed Consolidated Balance Sheets as of December 31, 2025 and at the IPO date of April 2, 2026, respectively.
Share-based Compensation
We account for share-based compensation awards granted to employees, directors, and non-employees in accordance with ASC 718, Compensation—Stock Compensation based on the estimated grant date fair value and recognize the expense over the requisite service period, net of actual forfeitures. The fair value of restricted stock awards and restricted stock units (“RSUs”) is determined based on the closing price of our common stock on the date of grant and the fair value of performance share units (“PSUs”) is measured using a Monte Carlo simulation model.
The fair value of RSUs and PSUs granted prior to the IPO was determined with the assistance of independent third-party valuations. These awards were contingent upon a liquidity event, which is defined as an IPO or a change of control (each as defined in the applicable award agreement) of the Company and the completion of a service period. The performance condition related to these awards was met upon the commencement of trading of our Class A common stock on The Nasdaq Global Select Market. For the three and six months ended June 30, 2026, we recognized share-based compensation of $22.8 million, including $22.5 million related to pre-IPO share-based awards.
Concentration Risk
During the three months ended June 30, 2026, two customers accounted for approximately 11.7% and 10.6% of total revenue compared to two customers accounting for approximately 14.1% and 11.7% during the three months ended June 30, 2025. During the six months ended June 30, 2026, two customers accounting for approximately 12.1% and 11.0% of total revenue compared to two customers accounted for 14.2% and 10.3% during the six months ended June 30, 2025. The revenue associated with these customers was included in both Equipment and System Solutions (“ESS”) and Pressure Control Systems (“PCS”) revenue.
As of June 30, 2026, two customers accounted for approximately 19.4% and 10.2% of current accounts receivable. As of December 31, 2025, one customer accounted for approximately 11.2% of current accounts receivable. The Company expects to maintain its relationship with these customers.
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

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively for all annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of this standard on its disclosures.
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

	British pounds	Exchange rate at acquisition date	USD

	(in millions)
Cash consideration paid, including £0.2 million cash acquired	£3.5	1.3446	$4.7
Contingent consideration (a)	1.6	1.3446	2.2
Total consideration	5.1		6.9
Identified intangible assets acquired	1.9	1.3446	2.6
Goodwill acquired	£3.2		$4.3
(a).The contingent consideration consists of deferred payments by the Company to the acquiree’s prior equity holders for three years, contingent on meeting specific earnings and operational targets.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Inventories
Inventories, net of reserves of $96.1 million and $99.9 million as of June 30, 2026 and December 31, 2025, respectively, consisted of the following:

	June 30, 2026	December 31, 2025

	(in thousands)
Stock of raw materials	$21,299	$18,550
Work in progress	32,825	29,397
Finished goods	198,068	205,812
Inventories, net	$252,192	$253,759
Inventory write-downs for the three and six months ended June 30, 2026 were $1.6 million and $2.0 million, respectively, compared to $1.1 million and $3.0 million for the three and six months ended June 30, 2025, respectively.
4. Goodwill
The changes in carrying value of goodwill are detailed by segment below:

	ESS	PCS	Total

	(in thousands)
Balance as of January 1, 2026	$187,788	$119,226	$307,014
Acquisition and purchase accounting adjustments(a)	770	—	770
Currency translation differences	170	—	170
Balance as of June 30, 2026	$188,728	$119,226	$307,954
(a).ESS segment includes purchase price adjustment of $0.8 million, related to working capital measurement period adjustments for Deep Blue acquisition. See Note 2—“Business Combinations” for more information.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Financial Instruments
The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Level 1	Level 2	Level 3(a)	Total

	(in thousands)
As of June 30, 2026
Assets:
Derivative financial instruments—designated as cash flow hedging instruments	$—	$63	$—	$63
Derivative financial instruments—not designated as hedging instruments	—	445	—	445
Total assets	$—	$508	$—	$508
Liabilities:
Derivative financial instruments—designated as cash flow hedging instruments	$—	$18	$—	$18
Derivative financial instruments—not designated as hedging instruments	—	2,375	—	2,375
Total liabilities	$—	$2,393	$—	$2,393

As of December 31, 2025
Assets:
Derivative financial instruments—designated as cash flow hedging instruments	$—	$1,262	$—	$1,262
Derivative financial instruments—not designated as hedging instruments	—	140	—	140
Total assets	$—	$1,402	$—	$1,402
Liabilities:
Derivative financial instruments—designated as cash flow hedging instruments	$—	$35	$—	$35
Derivative financial instruments—not designated as hedging instruments	—	520	—	520
Total liabilities	$—	$555	$—	$555
(a).The fair value (Level 3) of the seller’s receivable against Akastor AS on proceeds from the sales or liquidation of Step Oiltools B.V. has been remeasured to zero as of June 30, 2026 and December 31, 2025.
We classify financial instruments in our Condensed Consolidated Balance Sheets based on the maturity date of these instruments. As of June 30, 2026 and December 31, 2025, the fair value of our financial instruments are presented in Other current receivables and Other current liabilities in our Condensed Consolidated Balance Sheets.
The carrying value of cash and cash equivalents, current receivables, accounts payable and accrued expenses approximates fair value based on the short-term nature of these accounts.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Designated Hedges
The following table presents the fair value of the derivative financial instruments and a maturity analysis of the derivatives’ cash flows. Valuation techniques and inputs for forward contracts are based on the quoted forward exchange rate.

	Total	6 months and less	6-12 months	1-2 years

	(in thousands)
As of June 30, 2026
Foreign exchange forward contracts to hedge highly probable forecasted sales:
Notional amounts GBP	£891	£891	£—	£—
Average forward rate (GBP/NOK)		13.79	—	—
Foreign exchange forward contracts to hedge highly probable forecasted purchases:
Notional amounts GBP	£245	£245	£—	£—
Average forward rate (GBP/NOK)		13.90	—	—

As of December 31, 2025
Foreign exchange forward contracts to hedge highly probable forecasted sales:
Notional amounts USD	$13,812	$13,812	$—	$—
Average forward rate (USD/NOK)		10.58	—	—
Notional amounts EUR	€490	€490	€—	€—
Average forward rate (EUR/NOK)		12.14	—	—
Notional amounts GBP	£2,076	£1,185	£891	£—
Average forward rate (GBP/NOK)		13.85	13.79	—
Foreign exchange forward contracts to hedge highly probable forecasted purchases:
Notional amounts EUR	€150	€150	€—	€—
Average forward rate (EUR/NOK)		12.03	—	—
Notional amounts GBP	£940	£695	£245	£—
Average forward rate (GBP/NOK)		13.92	13.90	—
Non-Designated Hedges
The table below presents the notional value of the non-designated derivative financial instruments and a maturity analysis of the related derivatives’ cash flows. Valuation techniques and inputs for forward contracts are based on the quoted forward exchange rate.

	Total		6 months and less		6-12 months		1-2 years

	(in thousands)
As of June 30, 2026
Foreign exchange forward contracts:
Notional amounts NOK	NOK	69,800	NOK	28,200	NOK	41,600	NOK	—
Average forward rate (NOK/USD)			0.10		0.10		—
Notional amounts GBP		£11,200		£6,100		£5,100		£—
Average forward rate (GBP/USD)			1.35		1.35		—
Notional amounts EUR		€42,100		€22,800		€19,300		€—
Average forward rate (EUR/USD)			1.20		1.21		—
As of December 31, 2025
Foreign exchange forward contracts:
Notional amounts NOK	NOK	131,200	NOK	97,900	NOK	16,500	NOK	16,800
Average forward rate (NOK/USD)			0.10		0.10		0.10
Notional amounts GBP		£13,800		£6,000		£5,300		£2,500
Average forward rate (GBP/USD)			1.35		1.35		1.34
Notional amounts EUR		€49,300		€21,600		€18,900		€8,800
Average forward rate (EUR/USD)			1.19		1.20		1.21
For the three and six months ended June 30, 2026, we recorded a (gain) loss of nil and $1.5 million, respectively, related to non-

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

designated hedges in Other non-operating income (loss), net in our Condensed Consolidated Statements of Income. The Company did not have any open non-designated hedges during the three and six months ended June 30, 2025.
6. Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025

	(in thousands)
Income tax payable	$7,314	$12,388
Operating lease liability	6,718	10,470
Public duties and taxes	7,697	8,050
External derivative financial liabilities	2,393	555
Withheld taxes and other deductions	526	3,692
Other	—	427
Other current liabilities	$24,648	$35,582
7. Leases
The following table sets forth supplemental Condensed Consolidated Balance Sheets information related to leases:

	Classification	June 30, 2026	December 31, 2025

		(in thousands)
Assets:
Operating lease assets	Right-of-use assets	$45,834	$48,739
Total lease assets		$45,834	$48,739
Liabilities:
Current:
Operating	Other current liabilities	$6,718	$10,470
Noncurrent:
Operating	Noncurrent lease liabilities	40,469	39,922
Total lease liabilities		$47,187	$50,392
For the three and six months ended June 30, 2026, we recognized operating lease cost of $2.7 million and $5.5 million, respectively, and $2.7 million and $5.5 million for the three and six months ended June 30, 2025, respectively, in our Condensed Consolidated Statements of Income.
8. Debt
Below are the contractual terms of the Company’s interest-bearing loans and borrowings that are measured at amortized cost. The carrying values of the Company’s short-term and long-term debt consisted of the following:

	Debt outstanding
	June 30, 2026	December 31, 2025	Maturity

	(in thousands)
7.875% Senior Secured Bonds due 2028	196,363	195,636	Dec 2028
Shareholder Loans	—	143,732	Dec 2028
Revolving Credit Facility	—	—
Credit Line in China (a)	1,473	715
Total debt, net	197,836	340,083
Current debt, net	1,473	715
Non-current debt, net	196,363	339,368
Total debt, net	$197,836	$340,083
(a).Expired on March 26, 2026, with the Company retaining a one-year period from each respective withdrawal date to remit payment.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Values
As of June 30, 2026 and December 31, 2025, the fair value of the 7.875% Senior Secured Bonds due 2028 was $205.0 million and $204.5 million, respectively. The fair value was determined using a market approach based on observable inputs. For the remaining debt instruments, the book values of each instrument approximate its respective carrying amount, as these interest rates are variable in nature and are reflective of market rates.
9. Revenue from Contracts with Customers
Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by revenue type for both its ESS and PCS segments, as it believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.
The following tables present revenue from contracts with customers:

	2026			2025
	ESS	PCS	Total	ESS	PCS	Total

	(in thousands)
Three Months Ended June 30,
Project and other manufacturing contracts revenue	$5,395	$4,698	$10,093	$29,102	$4,037	$33,139
Sale of products	7,508	2,986	10,494	12,986	12,849	25,835
Product revenue(a)	12,903	7,684	20,587	42,088	16,886	58,974
Service revenue	53,815	35,257	89,072	56,722	35,610	92,332
Spare parts revenue	30,942	30,221	61,163	26,737	25,414	52,151
Total revenue	$97,660	$73,162	$170,822	$125,547	$77,910	$203,457
Six Months Ended June 30,
Project and other manufacturing contracts revenue	$14,416	$7,969	$22,385	$48,276	$9,480	$57,756
Sale of products	15,651	15,344	30,995	29,923	26,043	55,966
Product revenue(a)	30,067	23,313	53,380	78,199	35,523	113,722
Service revenue	97,968	63,113	161,081	98,120	77,720	175,840
Spare parts revenue	70,315	57,367	127,682	56,769	55,556	112,325
Total revenue	$198,350	$143,793	$342,143	$233,088	$168,799	$401,887
(a).Product revenue includes related party revenue.
The following table presents the timing of revenue recognition:

	2026			2025
	ESS	PCS	Total	ESS	PCS	Total

	(in thousands)
Three Months Ended June 30,
Transferred overtime	$65,013	$39,955	$104,968	$89,340	$39,647	$128,987
Transferred at point in time	32,647	33,207	65,854	36,207	38,263	74,470
Total revenue	$97,660	$73,162	$170,822	$125,547	$77,910	$203,457

Six Months Ended June 30,
Transferred overtime	$125,033	$71,082	$196,115	$162,326	$87,200	$249,526
Transferred at point in time	73,317	72,711	146,028	70,762	81,599	152,361
Total revenue	$198,350	$143,793	$342,143	$233,088	$168,799	$401,887

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract assets consisted of the following:

June 30, 2026

(in thousands)
Balance as of January 1, 2026	$114,918
Additions	140,722
Transfers to accounts receivable	(151,018)
Balance as of June 30, 2026	$104,622
Contract liabilities consisted of the following:

June 30, 2026

(in thousands)
Balance as of January 1, 2026	$35,249
Additions	88,333
Revenue recognized	(80,802)
Balance as of June 30, 2026	$42,780
Revenue recognized during the six months ended June 30, 2026 and 2025 that was included in the contract liabilities balance at the beginning of such periods was $20.9 million and $33.7 million, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2026, the aggregate amount of the transaction price allocated to the unsatisfied or partially unsatisfied performance obligations was $414.4 million. As of June 30, 2026, the Company expected to recognize substantially all of the revenue from the total remaining performance obligations over the next 12 months. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.
10. Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025

	(in thousands)
Accrued payroll and employee related liabilities	$34,082	$38,119
Accrued vendor costs	31,629	38,049
Provisions—warranty	5,813	8,371
Provisions—restructuring	4,100	858
Provisions—environmental(a)	3,219	3,236
Provisions for loss contingencies	759	1,962
Accrued interest	656	646
Accrued sales and other taxes	268	220
Other	4,438	4,319
Accrued expenses	$84,964	$95,780
(a).Costs of future estimated expenditures for environmental remediation liabilities are not discounted to their present value due to the timing of the future expenditures not being reliably determinable. The environmental remediation liability is related to two plants.
The following table describes the changes to the Company’s warranty liability:

June 30, 2026
(in thousands)
Balance as of January 1, 2026	$8,371
Accrued expense	797
Payments	(1,045)
Provision reversed during the period	(2,264)
Currency translation differences	(46)
Balance as of June 30, 2026	$5,813

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We recognized warranty expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $2.7 million for the three and six months ended June 30, 2025, respectively. These expenses were recorded in our Condensed Consolidated Statements of Income within Total cost of sales.
11. Other Liabilities
Other liabilities consisted of the following:

	June 30, 2026	December 31, 2025

	(in thousands)
Pension and other post—retirement liabilities	$20,321	$21,142
Deferred tax liabilities	20,982	17,404
Contingent considerations—related party	8,291	8,291
Provisions long-term	1,385	1,227
Tax receivable agreement liability	3,760	—
Other long-term liabilities (a)	6,278	6,259
Total	$61,017	$54,323
(a).Other long-term liabilities include $3.7 million of contingent consideration related to the Drillform acquisition, as of both June 30, 2026, and December 31, 2025.
12. Equity
Prior to the IPO, the capital structure of HMH B.V. consisted of two different classes of ordinary shares, 100 Class A ordinary shares and 100 Class B ordinary shares at €1.00 par value each. Baker Hughes and Akastor as Principal Stockholders owned all of the equity interests in HMH B.V.
Amendment and Restatement of Certificate of Incorporation
In connection with the reorganization, the certificate of incorporation of HMH was amended and restated, among other things, to provide for the authorization of (i) 1,000,000,000 shares of Class A common stock, (ii) 500,000,000 shares of Class B common stock and (iii) 10,000,000 shares of preferred stock.
The holders of Class A common stock have both voting and economic rights, including rights to dividends and liquidation proceeds. In contrast, holders of Class B common stock have voting rights only and are not entitled to dividends or liquidation distributions.
Reorganization and Initial Public Offering
The following is a summary of the securities reclassified in connection with the reorganization transactions and IPO:
•HMH B.V. underwent a 346,774.96 for 1 stock split, after which Baker Hughes owned 17,338,748 B.V. Voting Class A Shares and 17,338,748 B.V. Voting Class B Shares and Akastor owned 17,338,748 B.V. Voting Class A Shares and 17,338,748 B.V. Voting Class B Shares.
•HMH B.V. recapitalized to convert (i) 32,577,496 B.V. Voting Class A Shares to B.V. Non-Voting Class A Shares and (ii) 32,577,496 B.V. Voting Class B Shares to B.V. Non-Voting Class B Shares.
•HMH and the Principal Stockholders entered into an exchange agreement under which the Principal Stockholders may, subject to certain limitations, exchange their HMH B.V. non‑voting Class A and Class B ordinary shares, together with an equivalent number of shares of Class B common stock in HMH, for shares of Class A common stock on a one‑for‑one basis or, at the Company's election, for cash.
•On April 2, 2026, HMH completed the IPO of 10,520,000 shares of Class A common stock, and received net proceeds of approximately $197.8 million after deducting the underwriters’ discounts and offering fees of $12.6 million. HMH also granted the IPO underwriters a 30-day over-allotment option to purchase additional shares of Class A common stock on the same terms. On April 30, 2026, the underwriters partially exercised the option for 685,844 shares of Class A common stock, resulting in additional net proceeds of $12.9 million, after deducting the underwriters’ discounts and offering fees of $0.8 million.
•HMH used approximately $39.5 million of the net proceeds from the IPO as the cash consideration to purchase an aggregate of 2,100,000 B.V. Voting Class A Shares and 2,100,000 B.V. Voting Class B Shares from the Principal Stockholders, and the

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Principal Stockholders received 32,577,496 shares of Class B common stock in HMH in exchange for relinquishing voting rights on 32,577,496 of their B.V. Voting Class A Shares and 32,577,496 of their B.V. Voting Class B Shares.
•HMH contributed the remaining net proceeds from the IPO to HMH B.V. in exchange for B.V. Voting Shares, consisting of 8,420,000 B.V. Voting Class A Shares and 8,420,000 B.V. Voting Class B Shares, such that, after the exchange, HMH will hold, after taking into account the B.V. Voting Shares acquired from the Principal Stockholders, one B.V. Voting Class A Share and one B.V. Voting Class B Share, respectively, for each share of our Class A common stock outstanding following the IPO and reorganization.
•On May 5, 2026, HMH contributed all of the net proceeds from the underwriters’ exercise of the over-allotment option of $12.9 million to HMH B.V. in exchange for an additional 685,844 B.V. Voting Class A Shares and 685,844 B.V. Voting Class B Shares. HMH B.V. used such additional net proceeds to purchase in equal proportion from the Principal Stockholders an aggregate number of shares of the Company's Class B common stock, B.V. Non-Voting Class A Shares and B.V. Non-Voting Class B Shares equal to the number of shares of the Company’s Class A common stock repurchased by the underwriters pursuant to the exercise of the option.
After giving effect to these transactions, including 836,781 shares of the Company’s Class A common stock issuable upon the consummation of the IPO pursuant to equity awards granted to employees that vested in connection with the IPO, Baker Hughes and Akastor each owned 15,945,826 shares of the Company’s Class B common stock, collectively representing approximately 73% of the total voting power of the Company’s capital stock, and each owned 15,945,826 B.V. Non-Voting Class A Shares and 15,945,826 B.V. Non-Voting Class B Shares, collectively representing an approximately 73% equity interest in HMH B.V. and 0% voting power of the equity in HMH B.V.
Non-controlling Interest
Following the reorganization and the IPO, HMH consolidates the full results of HMH B.V. and its subsidiaries. The portion of the net assets and results of HMH B.V. attributable to the economic interests retained by the Principal Stockholders through their B.V. non‑voting shares is presented as non-controlling interest in the Company's consolidated financial statements. Upon the reorganization, the Company recognized a non-controlling interest of approximately $642.1 million, with a corresponding adjustment to the Condensed Consolidated Statements of Changes in Equity. The non-controlling interest is subsequently adjusted for the Principal Shareholders’ proportionate share of net income and other comprehensive income of HMH B.V. and is reduced as Principal Stockholders exercise their exchange rights, at which point the corresponding economic interest is reclassified from non-controlling interest to equity attributable to HMH Holding Inc.
The following table summarizes the change in ownership of HMH B.V.:

	Ownership			Ownership Percentage
	HMH Holding Inc.	Non-controlling Interests	Total	HMH Holding Inc.	Non-controlling Interests	Total
Balance as of April 2, 2026	16,840,000	69,354,992	86,194,992	19.5%	80.5%	100%
Purchase of HMH B.V. Shares	4,200,000	(4,200,000)	—	4.9%	(4.9)%	—%
Partial Exercise of Underwriters Purchase Option	1,371,688	(1,371,688)	—	1.6%	(1.6)%	—%
Issuance under the Equity Based Compensation Plan	1,673,568	—	1,673,568	1.4%	(1.4)%	—%
Balance as of June 30, 2026	24,085,256	63,783,304	87,868,560	27.4%	72.6%	100.0%
As of June 30, 2026, the 63,783,304 total B.V. Non-Voting Class A Shares and B.V. Non-Voting Class B Shares together with 31,891,652 shares of the Company’s Class B common stock could be exchanged for 31,891,652 shares of the Company’s Class A common stock.
Treasury Stock
Repurchases of the Company's Class A common stock are included in treasury stock at the cost of shares repurchased.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) consisted of the following:

	June 30, 2026	December 31, 2025

	(in thousands)
Hedging reserve adjustments	$6	$465
Pension remeasurement reserve adjustments	712	2,691
Currency translation reserve adjustments	1,293	1,083
Total	$2,011	$4,239
13. Share-based Compensation
Pre-IPO Plans
Prior to the IPO, the Board of Directors of the Company (the “Board”) established the founders’ phantom equity award, the 2022 long-term incentive program, the 2023 long-term incentive program, the 2024 long-term incentive program and the 2025 long-term incentive program (collectively, the “Pre-IPO Plans”) as award programs for management and certain key personnel to entitle them to compensation when certain strategic goals are met. The 2026 Plan (as defined herein) replaced the Pre-IPO Plans, and no additional awards will be granted under those historical plans. In connection with the closing of the IPO, all outstanding equity awards previously granted under the Pre-IPO Plans were replaced with substantially similar awards under the 2026 Plan (the “Replacement Awards”).
2026 Long-term Incentive Plan
On March 31, 2026, the Board approved the HMH Holding Inc. 2026 Long-Term Incentive Plan (the “2026 Plan”), which became effective upon the closing of the IPO. The 2026 Plan authorizes the grant of incentive stock options, RSUs, and other equity-based awards to eligible employees, non-employee directors, and consultants. As of June 30, 2026, the Company has reserved a maximum of 2.2 million shares of Class A common stock for issuance under the 2026 Plan, of which approximately 1.4 million shares are available for issuance of future awards. This share reserve includes an evergreen provision allowing for an annual increase of up to 5% of outstanding shares, effective on the first day of each fiscal year at the discretion of the Board. The Company has reserved an additional 1,500,714 shares of Class A common stock for issuance under the 2026 Plan to be used exclusively to satisfy the obligations under the Replacement Awards.
Share-based compensation cost
For the three and six months ended June 30, 2026, the Company recognized total share-based compensation expense of $22.8 million, upon the consummation of the IPO. The Company recorded $22.3 million of this expense within Selling, general, and administrative expenses and $0.5 million was recognized within Cost of sales in the Condensed Consolidated Statements of Income.
As of June 30, 2026, there was approximately $18.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under both the Pre-IPO Plans and the 2026 Plan. This cost is expected to be recognized over a weighted-average period of 2.52 years.
Restricted stock:
RSUs generally vest over a three-year period, with fair value determined by the closing market price of the Company’s Class A common stock on the date of grant. The following table presents a summary of RSU activity for the six months ended June 30, 2026:

	Restricted Stock Units	Weighted Average Price on the Date of Grant

	(in thousands, except per share amounts)
Balance as of January 1, 2026	—	$—
Converted at IPO	1,204	15.89
Post-IPO grant	355	18.68
Vested upon the consummation of the IPO (a)	(924)	14.57
Balance as of June 30, 2026	635	19.37
(a).During the three and six months ended June 30, 2026, the total grant date fair value of restricted stock unit awards that vested was $13.5 million.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Performance share units
PSUs generally cliff vest three years from the date of grant, with their grant-date fair value measured utilizing a Monte Carlo simulation model. For the 2026 PSU grant, the number of shares of Class A common stock issuable is determined by comparing the Company’s Total Shareholder Return Compound Annual Growth Rate (TSR CAGR) against the TSR CAGR of the peer group over a three-year performance period ending December 31, 2028. Initial payouts range from 0% to 200% of target. The following table presents a summary of PSU activity for the six months ended June 30, 2026:

	Performance Share Units	Weighted Average Price on the Date of Grant

	(in thousands, except per share amounts)
Balance as of January 1, 2026	—	$—
Converted at IPO	520	18.40
Post-IPO Grant	225	27.05
Vested upon the consummation of the IPO	(167)	13.97
Balance as of June 30, 2026	578	23.04
The company estimated the fair value of PSU awards using the following weighted average assumptions:

June 30, 2026

Risk free interest rate	4.15%
Stock price volatility	56.00%
Contracted term in years	3
Expected dividend yield	—
Grant date price of HMH common stock	$18.66
14. Employee Benefit Expenses
The components of net periodic cost recognized in Selling, general and administrative expenses in our Condensed Consolidated Statements of Income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Service cost	$43	$125	$83	$246
Interest cost	175	182	345	357
Amortization of net actuarial loss	7	22	15	44
Net periodic cost	$225	$329	$443	$647
15. Income Taxes
Provision for Income Taxes
We recorded a tax benefit of $4.5 million and a tax provision of $1.3 million for the three and six months ended June 30, 2026, respectively, compared to tax provisions of $5.2 million and $10.4 million for the corresponding prior year periods, respectively. The decreases in our tax provisions for both the three and six-month ended-periods were primarily attributable to stock compensation expenses recorded in 2026 upon completion of the IPO and shifts in the Company’s geographic mix of income, which unfavorably altered our estimated annual effective tax rate. Consequently, our effective tax rate shifted to 47.3% and 666.3% for the three and six months ended June 30, 2026, respectively, compared to 34.6% and 40.0% for the same periods in 2025, respectively.
These fluctuating effective rates were heavily driven by valuation allowances on losses in certain foreign jurisdictions where tax benefits cannot currently be realized, along with the ongoing impacts of localized withholding taxes, statutory jurisdictional rate differentials, and pass-through non-controlling interests related to U.S. income taxed at the owner level. For the three and six months ended June 30, 2026, our income tax included the impact of a $22.5 million stock-based compensation expense related to pre-IPO stock-based awards. For the six months ended June 30, 2026, our income tax also included $0.5 million of IPO related transaction costs.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Tax Receivable Agreement
On April 2, 2026, the Company entered into a Tax Receivable Agreement (the “TRA”) with HMH B.V. and the Principal Stockholders. The TRA requires the Company to pay 85% of the net cash savings, if any, actually realized or deemed to be realized in certain circumstances to the Principal Stockholders in connection with U.S. federal, state, local and foreign income taxes and franchise taxes resulting from (i) acquisitions of B.V. Voting Shares from the Principal Stockholders by the Company in connection with the IPO, (ii) the acquisition of B.V. Non-Voting Shares from the Principal Stockholders using the net proceeds from any future offering, (iii) redemptions or exchanges of B.V. Non-Voting Shares by the Principal Stockholders and the corresponding number of shares of the Company’s Class B common stock for shares of the Company’s Class A common stock or cash or (iv) tax benefits related to imputed interest deemed arising as a result of payments made under the TRA.
During the three months ended June 30, 2026, the Company recorded a TRA liability of $3.8 million. The Company also recorded a deferred tax liability of $2.8 million, resulting from the difference between the book and tax basis of the Company’s investment in HMH B.V. which was reflected in Additional paid-in capital in our Condensed Consolidated Balance Sheet as of June 30, 2026.
16. Commitments and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. A liability is recognized in our consolidated financial statements when a loss is considered probable and amounts can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, we will disclose the nature of the claim and, if possible, an estimate of the loss or range of loss. We believe it is remote that outcomes of such known matters would have a material adverse impact on our consolidated financial position, results of operations or liquidity.
Restructuring
The Company has taken a substantial workforce decrease and reorganization in recent years, driven by the desire to increase efficiency and flexibility and rationalize its footprint. In January 2025, the Company initiated a restructuring plan primarily focused on global workforce reductions and the reorganization of facilities in Horten and Fornebu, Norway. In June 2026, the Company expanded the scope of this restructuring plan to include the reorganization of its operations in Mexico. These initiatives impacted 195 individuals, comprising 110 employees in Norway, 60 employees in Mexico, and 25 employees in Germany.
For both the three and six months ended June 30, 2026, we recognized restructuring and other expenses of $5.0 million. For the three and six months ended June 30, 2025, restructuring and other expenses were $1.1 million and $4.3 million, respectively, which included $0.7 million and $1.8 million, respectively, in right-of-use (ROU) asset impairment charges.
The following table summarizes the changes to the Company’s provision balance for restructuring and other charges:

June 30, 2026

(in thousands)
Balance at the beginning of the period	$2,085
Additions for costs expensed	5,004
Reductions for payments	(1,546)
Foreign currency translation	(58)
Balance at the end of the period	$5,485
Other
In the normal course of business with customers, vendors and others, the Company has issued various bank guarantees, such as advance payment guarantees, surety bonds, performance guarantees, bid bonds, customs and tax guarantees to guarantee the Company’s performance as it relates to contracts with customers, contract bidding, customs duties, tax appeals and obligations in various jurisdictions. As of June 30, 2026, the Company had outstanding bank guarantees of $30.1 million. As of June 30, 2026, none of these guarantees either has, or is likely to have, a material impact on the Company’s financial position, results of operations or cash flows as the Company expects to comply with the underlying performance requirements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17. Related Party Transactions
The following tables set forth a summary of transactions and balances with significant related parties:

	Baker Hughes Holdings LLC	Akastor AS	Other Baker Hughes companies	Other Akastor companies	Tanajib Holding Company	Total

	(in thousands)
Condensed Consolidated Statements of Income
Three Months Ended June 30, 2026
Revenue	$—	$—	$47	$513	$—	$560
Interest expense, net	(49)	(13)	—	—	—	(62)
Six Months Ended June 30, 2026
Revenue	$—	$—	$175	$712	$—	$887
Interest expense, net	(2,182)	(538)	—	—	—	(2,720)
Condensed Consolidated Balance Sheets
As of June 30, 2026
Related party accounts receivable	$—	$—	$1,305	$300	$—	$1,605
Related party notes receivable—current	—	1,544	—	—	2,813	4,357
Related party notes receivable	—	19,056	—	—	3,600	22,656
Accounts payable—related party	—	—	—	13	—	13
Tax receivable agreement liability	1,880	—	—	1,880	—	3,760
Other liabilities	384	7,907	—	—	—	8,291

	Baker Hughes Holdings LLC	Akastor AS	Other Baker Hughes companies	Other Akastor companies	Tanajib Holding Company	Total

	(in thousands)
Condensed Consolidated Statements of Income
Three Months Ended June 30, 2025
Revenue	$—	$—	$49	$113	$—	$162
Interest expense, net	(2,031)	(486)	—	—	—	(2,517)
Six Months Ended June 30, 2025
Revenue	$—	$—	$74	$178	$—	$252
Interest expense, net	(4,001)	(956)	—	—	—	(4,957)
Condensed Consolidated Balance Sheets
As of December 31, 2025
Related party accounts receivable	$—	$424	$942	$133	$—	$1,499
Related party notes receivable—current	—	1,544	—	—	2,109	3,653
Related party notes receivable	4,654	24,545	—	—	4,405	33,604
Accounts payable—related party	—	—	102	5	—	107
Long-term debt, net—related party	112,471	31,261	—	—	—	143,732
Other liabilities	384	7,907	—	—	—	8,291
18. Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. As of June 30, 2026 and 2025, the Company had two operating segments, ESS and PCS. The Company has identified its reportable segments based on the nature of the products and services, markets served and pricing and go-to-market strategies.
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
HMH HOLDING INC. AND SUBSIDIARIES
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
The CODM, who is the Company’s Chief Executive Officer, uses segment operating income as the primary financial measure to evaluate segment performance. Segment operating income is defined as income before taxes (excluding certain corporate stewardship costs which are not allocable to the segments, such as legal, certain corporate finance functions and centrally managed initiatives, other non-operating items, and depreciation and amortization related to certain long-lived assets, including the headquarters office space), net other operating expenses (income), net foreign currency gain (loss), net other non-operating income (loss), and net interest income (expense). Inter-segment pricing is determined on an arm’s length basis. The CODM uses segment operating income in the budget and forecasting process and to monitor budget versus actual results, which are used in assessing the performance of the segments and to allocate resources to the segments. Segment assets are not reported to, or used by, the CODM to allocate resources to or assess performance of the Company’s segments.
The following table presents the reconciliation of reportable segment revenues:

	2026			2025
	ESS	PCS	Total	ESS	PCS	Total

Three Months Ended June 30,	(in thousands)
Revenues from external customers	$97,660	$73,162	$170,822	$125,547	$77,910	$203,457
Intersegment revenue	2,766	2,265	5,031	2,690	3,541	6,231
Total segment revenue	$100,426	$75,427	$175,853	$128,237	$81,451	$209,688
Elimination of intersegment revenue			(5,031)			(6,231)
Total consolidated revenue			$170,822			$203,457

Six Months Ended June 30,
Revenues from external customers	$198,350	$143,793	$342,143	$233,088	$168,799	$401,887
Intersegment revenue	8,015	5,884	13,899	4,808	6,773	11,581
Total segment revenue	$206,365	$149,677	$356,042	$237,896	$175,572	$413,468
Elimination of intersegment revenue			(13,899)			(11,581)
Total consolidated revenue			$342,143			$401,887

The following table presents the reconciliation of segment performance:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	ESS	PCS	Total	ESS	PCS	Total

	(in thousands)
Revenues from external customers(a)	$97,660	$73,162		$125,547	$77,910
Cost of sales	(64,585)	(44,939)		(94,696)	(56,849)
Selling, general and administrative expenses	(29,868)	(27,536)		(18,166)	(8,656)
Research and development expenses	(442)	(329)		(721)	72
Restructuring and other expenses(b)	(261)	(4,743)		(1,072)	—
Total segment operating income (loss)	$2,504	$(4,385)	$(1,881)	$10,892	$12,477	$23,369
Unallocated corporate costs(c)			(2,950)			(2,619)
Foreign currency gain (loss)			(591)			2,948
Other non-operating income (loss)			(158)			334
Interest expense			(3,945)			(9,106)
Income (loss) before income taxes			$(9,525)			$14,926

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	ESS	PCS	Total	ESS	PCS	Total

	(in thousands)
Revenues from external customers(a)	$198,350	$143,793		$233,088	$168,799
Cost of sales	(132,845)	(93,312)		(170,410)	(123,018)
Selling, general and administrative expenses	(45,376)	(43,890)		(38,064)	(23,245)
Research and development expenses	(685)	(500)		(1,235)	(445)
Restructuring and other expenses(b)	(261)	(4,743)		(3,951)	(392)
Total segment operating income (loss)	$19,183	$1,348	$20,531	$19,428	$21,699	$41,127
Unallocated corporate costs(c)			(6,199)			(4,370)
Foreign currency gain (loss)			(2,819)			6,941
Other non-operating income (loss)			(413)			647
Interest expense			(10,898)			(18,285)
Income (loss) before income taxes			$202			$26,060
(a)As the CODM does not regularly review intersegment revenue, it is excluded from the determination of total segment operating income. The CODM uses revenue from external customers to assess performance and allocate resources.
(b) Restructuring and other expenses consist of severance costs primarily related to workforce reductions and impairment of right-of-use assets.
(c) Unallocated corporate costs include certain centralized corporate stewardship costs that are not allocable to the segments and are included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Income.
19. Earnings per Share
Basic earnings per share is calculated by dividing the net income (loss) attributable to the Company during the period by the weighted average number of shares of Class A common stock outstanding during the same period. For the periods following the IPO, shares of Class B common stock are excluded from the computation of basic and diluted earnings per share, as these shares represent nonparticipating securities with no rights to dividends or earnings.
For periods prior to the IPO, we treated the Corporate Reorganization as a merger of entities under common control and retrospectively reflected earnings per share as though these transactions occurred at the earliest period presented. We allocated historical net income (loss) between Class A common stockholders and non-controlling interests based on their respective share ownership, with Class A and Class B share equivalents calculated from the HMH B.V. shares held by the Principal Stockholders.
The calculation of basic and diluted weighted average shares used for calculating earnings (loss) per share for the three and six months ended June 30, 2025 does not include the 11.2 million shares of Class A common stock sold in the IPO.
The following table reconciles the figures used to calculate basic and diluted net income (loss) per share for common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Numerator (in thousands)
Net income (loss)	$(5,019)	$9,768	$(1,144)	$15,646
Less: Net income (loss) attributable to non-controlling interests	(9,995)	819	(9,568)	585
Net income attributable to HMH Holding Inc.	$4,976	$8,949	$8,424	$15,061
Denominator (actual shares)
Weighted-average shares of common stock for HMH and HMH B.V. outstanding—basic	11,662	69,355	5,863	69,355
Effect of dilutive securities	309	—	825	—
Weighted-average shares of common stock outstanding—diluted	11,971	69,355	6,688	69,355

Net income (loss) per share of common stock (actual)
Basic	$0.43	$0.13	$1.44	$0.22
Diluted	$0.42	$0.13	$1.26	$0.22
We apply the treasury stock method to certain equity-based compensation awards and the "if-converted" method to determine the dilutive impact of the associated exchange rights on weighted-average common shares outstanding.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the actual potential common shares excluded from the diluted share calculation because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Restricted common stock	—	—	—	—
Performance share units	10,168	—	4,804	—
As of June 30, 2026, the 63,783,304 total B.V. Non-Voting Class A Shares and B.V. Non-Voting Class B Shares together with 31,891,652 shares of the Company’s Class B common stock could be exchanged for 31,891,652 shares of the Company’s Class A common stock.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying notes for the quarter ended June 30, 2026 included under Item 1. Financial Statements of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes in the Final Prospectus. This discussion contains forward-looking statements that involve risks, assumptions and uncertainties that could cause actual results to differ materially from our expectations. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors,” in the Final Prospectus.
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
Sales of Projects and Products. This includes (i) comprehensive drilling equipment packages containing a full suite of components needed for a newbuild or reactivated drilling rig and (ii) individual or grouped components of drilling and pressure control equipment that facilitate customers maintaining and upgrading their existing fleet. During the three and six months ended June 30, 2026, we derived 12.1% and 15.6% of our revenue from sales of projects and products, respectively, compared to 29.0% and 28.3% during the three and six months ended June 30, 2025, respectively.
Aftermarket Services. This includes services on installed equipment and integrated digital solutions. Our aftermarket services facilitate customers maintaining and improving the lifespan, safety and efficiency of their existing drilling rig fleets. During the three and six months ended June 30, 2026, we derived 52.1% and 47.1% of our revenue from aftermarket services, respectively, compared to 45.4% and 43.8% during the three and six months ended June 30, 2025, respectively.
Sales of Spare Parts. This includes replacement parts for installed equipment used in oil and gas drilling operations. During the three and six months ended June 30, 2026, we derived 35.8% and 37.3% of our revenue from sales of spare parts, respectively, compared to 25.6% and 27.9% during the three and six months ended June 30, 2025, respectively.
Recent Developments
On April 2, 2026, we completed our initial public offering (the “IPO”) of 10,520,000 shares of our Class A common stock, par value $0.01 (“Class A common stock”), representing approximately 24% of the equity interests in the Company, at a price to the public of $20.00 per share. The net proceeds from the IPO were approximately $197.8 million, after deducting the underwriters’ discounts. On April 30, 2026, the underwriters elected to exercise their option to purchase an additional 685,844 shares of Class A common stock. Net proceeds from this exercise were $12.9 million after deducting discounts and offering fees of $0.8 million. See Note 1—“Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the Condensed Consolidated Financial Statements.
In connection with the IPO, we entered into the transactions described in our Current Report on Form 8-K filed with the SEC on April 2, 2026.
The results of operations discussed in this Quarterly Report on Form 10-Q include those of HMH B.V. prior to the completion of our IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the IPO and related corporate reorganization, as discussed in “Corporate Reorganization” in Note 1—“Basis of Presentation and Summary of Significant Accounting Policies” of the notes to the Condensed Consolidated Financial Statements, had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.
Market Conditions
Oil and gas play a critical role in enabling modern society to function and providing increased standards of living to the global population. We believe that oil and gas will continue to play a leading role in the future global energy mix. While the world will take the needed efforts to diversify its energy supply into renewables and more sustainable forms of energy, including nuclear, the International

PART I - FINANCIAL INFORMATION (CONT’D.)

Energy Agency estimates that oil and gas will nonetheless comprise 45% of global energy supply in 2050 and that global energy consumption is expected to increase to 533 exajoules by 2050, a 20% increase from 2023 levels and a 41% increase from 2010 levels.
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

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations
The following table sets forth certain Condensed Consolidated Statement of Income data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue
Service revenue	$89,072	$92,332	$161,081	$175,840
Product revenue	20,027	58,812	52,493	113,470
Spare parts revenue	61,163	52,151	127,682	112,325
Related party revenue	560	162	887	252
Total revenue	170,822	203,457	342,143	401,887
Operating expenses
Cost of services sold	58,766	63,671	111,824	120,749
Cost of goods sold – products	16,527	53,422	41,894	100,119
Cost of goods sold – spare parts	34,231	34,452	72,439	72,560
Total cost of sales	109,524	151,545	226,157	293,428
Selling, general and administrative expenses	60,354	29,441	95,465	65,679
Research and development expenses	771	649	1,185	1,680
Restructuring and other expenses (income), net	5,004	1,072	5,004	4,343
Total operating expenses	175,653	182,707	327,811	365,130
Operating income (loss)	(4,831)	20,750	14,332	36,757
Foreign currency gain (loss), net	(591)	2,948	(2,819)	6,941
Other non-operating income (loss), net	(158)	334	(413)	647
Interest income (expense), net	(3,945)	(9,106)	(10,898)	(18,285)
Income (loss) before income taxes	(9,525)	14,926	202	26,060
Income tax (expense) benefit	4,506	(5,158)	(1,346)	(10,414)
Net income (loss)	$(5,019)	$9,768	$(1,144)	$15,646
Revenue: The following table sets forth disaggregated revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue
Service revenue - ESS	$53,815	$56,722	$97,968	$98,120
Product revenue - ESS	12,903	42,088	30,067	78,199
Spare parts revenue - ESS	30,942	26,737	70,315	56,769
Total revenue - ESS	$97,660	$125,547	$198,350	$233,088
Service revenue - PCS	$35,257	$35,610	$63,113	$77,720
Product revenue - PCS	7,684	16,886	23,313	35,523
Spare parts revenue - PCS	30,221	25,414	57,367	55,556
Total revenue - PCS	$73,162	$77,910	$143,793	$168,799
Total revenue	$170,822	$203,457	$342,143	$401,887
We generate our revenue primarily from three broadly categorized offerings: (i) product revenue, which comprises revenue from sales of projects and products and includes (a) comprehensive drilling equipment packages containing a full suite of components needed for a newbuild or reactivated drilling rig and (b) individual or grouped components of drilling and pressure control equipment that facilitate customers maintaining and upgrading their existing fleet, (ii) service revenue, which comprises aftermarket services relating to installed equipment and integrated digital solutions, and (iii) spare parts revenue, which includes replacement spare parts. We also generate our revenue from related parties via sales to Baker Hughes and Akastor through its affiliates, which primarily consists of sales of products and services consistent in nature with those of external parties.
Total revenue decreased by $32.6 million, or 16.0%, and $59.7 million, or 14.9%, for the three and six months ended June 30, 2026, respectively, compared to the prior-year periods. The declines were primarily due to lower product and service revenues, partially offset by higher spare parts revenue.

PART I - FINANCIAL INFORMATION (CONT’D.)

Product revenue decreased by $38.4 million, or 65.1%, and $60.3 million, or 53.1%, for the three and six months ended June 30, 2026, respectively, compared to the prior-year periods, reflecting a lower backlog to start the quarter and partially due to a delay in equipment deliveries and installation and commissioning work in the Middle East.
Service revenue decreased by $3.3 million, or 3.5%, and $14.8 million, or 8.4%, for the three and six months ended June 30, 2026, respectively, compared to the prior-year periods, primarily due to decreases in repairs and other services, partially offset by stronger digital services volume. Spare parts revenue increased by $9.0 million, or 17.3%, and $15.4 million, or 13.7%, for the three and six months ended June 30, 2026, respectively, compared to the prior-year periods, due to an increase in spares demand.
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
Total cost of sales decreased by $42.0 million, or 27.7%, and $67.3 million, or 22.9%, for the three and six months ended June 30, 2026, respectively, compared to the prior-year periods. Cost of sales as a percentage of revenue decreased to 64.1% and 66.1% for the three and six months ended June 30, 2026, respectively, compared to 74.5% and 73.0% for the three and six months ended June 30, 2025, respectively. These decreases in cost of sales and cost of sales as a percentage of revenue were due to lower volume, revenue mix, continued cost optimization efforts and increased utilization.
Cost of services sold decreased by $4.9 million, or 7.7%, and $8.9 million, or 7.4%, for the three and six months ended June 30, 2026, respectively, compared to the prior-year periods. These decreases in cost of services sold were in line with the decrease in service revenue. Cost of services as a percentage of revenue was 66.0% and 69.4% for the three and six months ended June 30, 2026, respectively, compared to 69.0% and 68.7% for the three and six months ended June 30, 2025, respectively. These decreases in cost of sales and cost of sales as a percentage of revenue were due to lower volume, revenue mix, continued cost optimization efforts and increased utilization.
Cost of goods sold - products decreased by $36.9 million, or 69.1%, and $58.2 million, or 58.2%, for the three and six months ended June 30, 2026, respectively, compared to the prior-year periods. These decreases in cost of goods sold - products were in line with the decrease in product revenue. Cost of goods sold - products as a percentage of revenue decreased to 80.3% and 78.5% for the three and six months ended June 30, 2026, respectively, compared to 90.6% and 88.0% for the three and six months ended June 30, 2025, respectively. These decreases in cost of goods sold - products and cost of goods sold - products as a percentage of revenue were due to recognition of product and project revenue with higher margins driven by cost optimization efforts and the completion of contracts with unfavorable margins in 2025.
Cost of goods sold – spare parts remained relatively flat for the three and six months ended June 30, 2026, compared to the corresponding periods in 2025. Cost of goods sold – spare parts as a percentage of spare parts revenue decreased to 56.0% and 56.7% for the three and six months ended June 30, 2026, respectively, compared to 66.1% and 64.6% for the three and six months ended June 30, 2025, respectively. These decreases in cost of goods sold – spare parts as a percentage of spare parts revenue were mainly due to volume mix.
Selling, General and Administrative Expenses: Selling, general and administrative expenses consist of costs such as sales and marketing, general corporate overhead, compensation expense, IT expenses, safety and environmental expenses, insurance costs, legal expenses and other related administrative functions.
Selling, general and administrative expenses increased by $30.9 million, or 105.0%, and $29.8 million, or 45.4%, for the three and six months ended June 30, 2026, respectively, compared to the prior-year periods. These increases were primarily driven by pre-IPO stock-based compensation expense and employer portion of taxes on the associated award vestings of $22 million.
Excluding this IPO-related stock-based compensation expense, SG&A expenses increased by $8.9 million, or 30.3%, for the three months ended June 30, 2026, and by $7.8 million, or 11.9%, for the six months ended June 30, 2026, compared to the prior-year periods. These increases were driven primarily by investments in the Company's commercial and back office organizations, including increased sales headcount, as well as higher insurance and marketing expenses stemming from our transition to and operation as a public company.
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
Research and development expenses remained relatively flat for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, research and development expenses decreased by $0.5 million, or 29.5%. This decrease was attributable mainly to the strategic deployment of development resources and the capitalization of development costs.
Restructuring and Other Expenses (Income), Net: Restructuring and other expenses consist of restructuring charges primarily related to manufacturing footprint optimization initiatives and other additional de minimis incidental operating expenses incurred by the business.

PART I - FINANCIAL INFORMATION (CONT’D.)

Restructuring expenses for both the three and six months ended June 30, 2026 were $5.0 million, compared to $1.1 million and $4.3 million for the three and six months ended June 30, 2025, respectively, driven by our internal restructuring program and lease exit costs.
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
The change in foreign currency gain (loss) decreased by $3.5 million, or 120.0%, and $9.8 million, or 140.6%, for the three and six months ended June 30, 2026, respectively, compared to the prior-year periods. These unfavorable variances were attributable to currency exchange rate movements of the U.S. dollar to other currencies in which we transact.
Interest Income (Expense), Net: Interest expense, net primarily consists of interest expense associated with our long-term and short-term debt.

Interest expense, net decreased by $5.2 million, or 56.7%, and $7.4 million, or 40.4%, for the three and six months ended June 30, 2026, respectively, compared to the prior-year periods. These decreases were driven by the repayment of the Shareholder Loans in April 2026 upon completion of the IPO, and the refinancing of our 9.875% senior secured bonds due in 2026 with 7.875% senior secured bonds due in 2028 in December 2025.
Income tax expense (benefit): Income tax consists primarily of U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we operate. For the three months ended June 30, 2026, we recorded a tax benefit of $4.5 million, resulting in an effective tax rate of 47.3%, compared to a tax provision of $5.2 million and an effective tax rate of 34.6% for the three months ended June 30, 2025. For the six months ended June 30, 2026, the tax provision was $1.3 million, resulting in an effective tax rate of 666.3%, compared to a tax provision of $10.4 million and an effective tax rate of 40.0% for the six months ended June 30, 2025.
These fluctuating effective rates were heavily driven by valuation allowances on losses in certain foreign jurisdictions where tax benefits cannot currently be realized, along with the ongoing impacts of localized withholding taxes, statutory jurisdictional rate differentials, and pass-through non-controlling interests related to U.S. income taxed at the owner level. For the three and six months ended June 30, 2026, our income tax included the impact of a $22.5 million stock-based compensation expense related to pre-IPO stock-based awards. For the six months ended June 30, 2026, our income tax also included $0.5 million of IPO related transaction costs. Excluding the impact of the stock-based compensation expense and IPO related costs, our adjusted effective tax rate for the three and six months ended June 30, 2026 would have been 25.0% and 39.2%, respectively.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$25,156	$(7,552)
Net cash provided by (used in) investing activities	(8,752)	(5,913)
Net cash provided by (used in) financing activities	6,648	(2,000)
	23,052	(15,465)
Effect of exchange rate changes on cash activities	68	4,966
Increase (decrease) in cash and cash equivalents	$23,120	$(10,499)
Operating Activities
Net cash provided by operating activities increased by $32.7 million in the first six months of 2026, compared to the corresponding period in 2025, mainly due to a $39.2 million increase from changes in operating assets and liabilities, a $10.3 million increase in non-cash items and a $16.8 million increase in net loss.
The favorable variance in non-cash expenses was driven by the recognition of share-based compensation expenses upon completion of the IPO, which was offset by favorable changes in deferred tax expenses, paid-in-kind interest, restructuring and other expenses, and a provision for inventory write-down.
The increase in cash resulting from the changes in assets and liabilities was primarily driven by increases in accounts payable and accrued expenses. The increase in accounts payable and accounts payable - related party was primarily due to timing of vendor payments in prior periods as 2025 had significant outflows to satisfy outstanding payable obligations. The increase in accrued expenses is driven by timing of incurred expenses in each of the relative periods.
Investing Activities
Net cash used in investing activities increased by $2.8 million in the first six months of 2026, compared to the corresponding period in 2025. The increase in net cash used in investing activities was principally the result of a $4.8 million increase in development costs,

PART I - FINANCIAL INFORMATION (CONT’D.)

offset by a $2.8 million decrease in purchases of property, plant and equipment and $0.8 million of Deep Blue acquisition working capital remeasurement period adjustments in the first six months of 2026.
Financing Activities
Net cash provided by financing activities was $6.6 million in the first six months of 2026 compared to net cash used in financing activities of $2.0 million. The increase in cash provided by financing activities was primarily driven by the receipt of $210.7 million in net proceeds from our IPO in 2026. This increase was partially offset by a $137.1 million repayment of related-party long-term debt, a $39.5 million purchase of B.V. Voting Shares from Baker Hughes and Akastor, a $12.9 million purchase of Holding Inc. and Holding B.V. shares as part of the greenshoe exercise, a $10.4 million of deferred IPO cost paid, and $4.9 million in payments for treasury shares in 2026. In the prior year period, financing cash outflows were primarily driven by the repayment of our outstanding credit facility.
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
The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net income (loss)	$(5,019)	$9,768	$(1,144)	$15,646
Add: Interest expense, net	3,945	9,106	10,898	18,285
Income tax expense (benefit)	(4,506)	5,158	1,346	10,414
Depreciation and amortization	11,066	10,682	21,719	20,993
Share-based compensation	22,775	—	22,775	—
Restructuring and other expenses	5,004	1,072	5,004	4,343
Foreign currency (gain) loss, net	591	(2,948)	2,819	(6,941)
IPO listing related cost	—	—	520	—
Adjusted EBITDA	$33,856	$32,838	$63,937	$62,740
Net income (loss) as a % of revenue	(2.9)%	4.5%	(0.3)%	3.9%
Adjusted EBITDA Margin (a)	19.8%	16.1%	18.7%	15.6%
(a).Calculated as a percentage of total revenue.
Free Cash Flow. We use Free Cash Flow (a non-GAAP measure) to evaluate our liquidity to provide flexibility and optionality to achieve our broader capital allocation strategy. We define Free Cash Flow as cash flow from operations minus purchases of property and equipment and development costs and excluding the impact of one time non-cash IPO related expenses. Management believes that Free Cash Flow is a meaningful indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after purchases of property and equipment that can be used for investment in our business and for acquisitions as well as to strengthen our balance sheet. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by (used in) operating activities. Free Cash Flow does not reflect our ability to meet future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

PART I - FINANCIAL INFORMATION (CONT’D.)

The following table reconciles net cash provided by (used in) operating activities to Free Cash Flow:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash provided by (used in) operating activities	$25,156	$(7,552)
Add: Purchases of property and equipment	(2,086)	(4,840)
Development costs	(5,896)	(1,073)
Non-cash IPO related settlement	9,541	—
Free Cash Flow	$26,715	$(13,465)
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
Our financial objectives include the maintenance of sufficient liquidity, adequate financial resources and financial flexibility to fund our business. Our primary sources of liquidity are our existing cash on hand and cash generated from operations. Depending upon market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position by incurring borrowings under our Revolver, issuing additional senior secured bonds in an aggregate principal amount up to $125.0 million or entering into separate bridge financing facilities as permitted by the terms of our existing Senior Secured Bonds.
As of June 30, 2026, we had $119.7 million in cash and cash equivalents and Revolver capacity of $75 million resulting in approximately $195 million of total liquidity. As of June 30, 2026, we have $1.5 million of borrowings under the Credit Line in China due in the next 12 months, and we have no long-term debt maturity until June 2028.
7.875% Senior Secured Bonds due 2028
On or around December 17, 2025, the Company issued $200.0 million aggregate principal amount of its senior secured bonds (ISIN code NO0013700039) (the “Senior Secured Bonds due 2028”), which mature on December 17, 2028. Interest on the bonds accrues at a fixed rate of 7.875% per annum as of June 30, 2026. The Senior Secured Bonds due 2028 are secured by liens on substantially all of the Company’s assets, including the equity of its material subsidiaries, and guarantees, either directly or indirectly, from its material subsidiaries. The security of the Senior Secured Bonds due 2028 is subject to an intercreditor agreement with the facility agent under the Revolver. Subject to compliance with certain conditions, the Company is permitted to issue additional bonds under the agreement governing the Senior Secured Bonds due 2028 in an aggregate principal amount up to $125.0 million, and the Company is also permitted to enter into certain bridge financing facilities. The Senior Secured Bonds due 2028 were listed on the Euronext ABM in the second quarter of 2026.

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

As of June 30, 2026, the Company was in compliance with all financial covenants under the Senior Secured Bonds due 2028.
Shareholder Loans
On October 1, 2021, the Company entered into a loan agreement with related parties, Baker Hughes Holdings LLC and Akastor AS (as amended, the “Shareholder Loan Agreement”), to finance its operating and financing activities. Baker Hughes Holdings LLC provided an $80.0 million term loan under the Shareholder Loan Agreement (the “Baker Hughes Shareholder Loan”), and Akastor AS provided a $20.0 million term loan under the Shareholder Loan Agreement (together with the Baker Hughes Shareholder Loan, the “Shareholder Loans”). The Shareholder Loans mature on the earliest to occur of December 18, 2028 or a liquidation event (as defined in the Shareholder Loan Agreement) such as the consummation of the IPO. In connection with the closing of the IPO in April 2026, the Company repaid the Shareholder Loans from the net proceeds received from the IPO.

PART I - FINANCIAL INFORMATION (CONT’D.)

Revolving Credit Facility
On December 18, 2025, the Company, DNB Bank ASA, as agent, certain financial institutions party thereto as lenders (the “Revolver Lenders”) and DNB Carnegie, a part of DNB Bank ASA, and Nordea Bank Abp, branch in Norway, as mandated lead arrangers and bookrunners, entered into a senior facility agreement (the “Revolver”) pursuant to which the Revolver Lenders provide revolving credit financing to the Company in an aggregate principal amount of up to $75.0 million. The scheduled maturity date of the Revolver is June 17, 2028.
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
The Revolver is secured by liens on substantially all of the Company’s assets, including the equity of its material subsidiaries, and guarantees, either directly or indirectly, from its material subsidiaries. The security of the Revolver is subject to an intercreditor agreement with the trustee under the Senior Secured Bonds due 2028. The Revolver includes certain restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, guarantee obligations, incur liens, make investments, loans or capital expenditures, sell or dispose of assets, enter into mergers or consolidations, enter into transactions with affiliates or make or declare dividends. The Revolver also requires the Company to maintain at all times a minimum liquidity of not less than $30.0 million, a gearing ratio of Consolidated Net Total Borrowings to Consolidated Total Equity (each as defined in the Revolver) not to exceed 1.00 to 1.00 and an interest cover ratio of Adjusted EBITDA to Net Interest Expenses (each as defined in the Revolver) of not less than 2.50 to 1.00. The Revolver contains customary representations and warranties, affirmative covenants and events of default. If an event of default exists under the Revolver, the Revolver Lenders will be able to accelerate the maturity of the Revolver and exercise other rights and remedies. If an event of default exists under the Senior Secured Bonds due 2028, a cross-default will be triggered under the Revolver, and the Revolver Lenders will be able to accelerate the maturity of the Revolver and exercise other rights and remedies. Subject to certain notice requirements and certain partial prepayment amount restrictions, the Company may voluntarily prepay outstanding loans under the Revolver in whole or in part without premium or penalty. Following a Change of Control (as defined in the Revolver), which definition varies depending on whether an initial public offering has occurred, the Company can be required to prepay the loans in whole if the parties do not reach an agreement to continue the loan. As of June 30, 2026, the Company was in compliance with all financial covenants under the Revolver.
Credit Line in China
On March 27, 2025, the Company extended its credit line agreement (the “Credit Line in China”) with Bank of China Shanghai Pudong branch (the “Credit Line in China Lender”) pursuant to which the Credit Line in China Lender provided a credit line in an aggregate principal amount of up to Chinese renminbi (RMB) 10.0 million (USD: $1.47 million based on the exchange rate as of June 30, 2026). The extension period was valid through March 26, 2026, with the Company retaining a one-year period from each respective withdrawal date to remit payment. Borrowings under the Credit Line in China bear interest at the compounded reference rate, which was the applicable China Loan Prime Rate minus margin of 0.4% as of June 30, 2026. Interest is paid quarterly in the last month of each quarter. There is no quarterly commitment fee or guarantee requirement based on the Company’s financial status. The borrowing length for each withdrawal is one year. The Credit Line in China was available to use for the Company’s daily operations and could not be used to purchase real estate, re-lend to other companies or make investments.

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
Recent Accounting Pronouncements
See “New Accounting Standards to be Adopted” in Note 1—“Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the Condensed Consolidated Financial Statements.

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
Foreign Currency Exchange Rate Risk
A portion of our revenue is derived internationally and, accordingly, our competitiveness and financial results may be impacted by foreign currency fluctuations where revenues and costs are denominated in local currencies rather than U.S. dollars. For the three and six months ended June 30, 2026, $103.4 million of our revenues, or 61%, and $201.5 million, or 59%, respectively, were denominated in foreign currencies. We hedge currency risk in relevant projects using forward contracts.
We use a sensitivity analysis model to measure the potential impact on our revenues. A 10% strengthening or weakening of foreign currency exchange rates against the U.S. dollar during the three and six months ended June 30, 2026 would have resulted in an increase or decrease in revenues of approximately $10 million and $20 million, respectively. There can be no assurance that the exchange rate change projected above will materialize as fluctuations in exchange rates are beyond our control.
Interest Rate Risk
We are primarily exposed to interest rate risk through the Revolver. As of June 30, 2026, we had no aggregate principal amount outstanding under the Revolver, which bore interest at the compounded SOFR plus an applicable margin. We do not currently intend to hedge our exposure to interest rate risk. As of June 30, 2026, the impact of a 1% increase or decrease in interest rates on the Revolver would have no impact on interest expense.
As of June 30, 2026, we had $200.0 million aggregate fixed rate principal amount outstanding under the 7.875% Senior Secured Bonds due 2028. Any changes in interest rates do not impact our future cash outflows associated with these fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found in Note 16—“Commitments and Contingencies” in the notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
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
We also granted the IPO underwriters a 30-day over-allotment option to purchase up to 1,578,000 additional shares of Class A common stock on the same terms. On April 30, 2026, the underwriters partially exercised the option and, on May 5, 2026, purchased an additional 685,844 shares of the Company’s Class A common stock. The sales of our Class A common stock sold in connection with the exercise of the underwriters’ over-allotment option resulted in net proceeds of approximately $12.9 million, after deducting the underwriters’ discounts and offering fees of $0.8 million.
We contributed all of the net proceeds from the underwriters’ exercise of the over-allotment option to HMH B.V. in exchange for an additional 685,844 B.V. Voting Class A Shares and 685,844 B.V. Voting Class B Shares. HMH B.V. used such additional net proceeds to purchase in equal proportion from Baker Hughes and Akastor, respectively, an aggregate number of shares of the Class B common stock, par value $0.01 per share, non-voting Class A ordinary shares of HMH B.V. and non-voting Class B ordinary shares of HMH B.V. respectively, equal to the number of shares of Class A common stock purchased by the underwriters pursuant to the exercise of the option.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
True-Up Awards
On May 5, 2026, the Company granted an aggregate of 186,085 restricted stock units, each representing a contingent right to receive one share of Class A common stock, to its employees under the 2026 Plan. Due to an administrative error in the calculation of equity awards granted on April 2, 2026, fewer restricted stock units were granted to employees than were approved by the Board to be granted on that date. The grants on May 5, 2026 represented true-up awards to align the numbers of restricted stock units granted with the amounts originally approved.

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

10.14†*	Form of 2026 Restricted Stock Unit Award Agreement.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)*	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)*	Inline XBRL Taxonomy Extension Label Linkbase Document.

PART II - OTHER INFORMATION (CONT’D.)

101(PRE)*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HMH Holding Inc.

	By:	/s/ Thomas W. McGee
Date: August 5, 2026		Thomas W. McGee
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)