Form 10-Q
period 2026-09-30
HMH Holding Inc
filed 2026-11-04
CIK 2021880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, the registrant had 12,201,501 shares of Class A common stock, par value $0.01 per share, and 31,891,652 shares of Class B common stock, par value $0.01 per share, outstanding.

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
These forward-looking statements are based on our current expectations and assumptions, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our filings with the Securities and Exchange Commission (the “SEC”), including those described under the heading “Risk Factors” included in our final prospectus dated March 31, 2026 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on April 1, 2026 (the “Final Prospectus”), those described under the heading “Risk Factors” included in our Form S-1 filed with the SEC on September 28, 2026 (the “Form S-1”) and subsequent Quarterly Reports on Form 10-Q. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•uncertainty regarding economic conditions in the United States and elsewhere, which, in turn, will likely affect demand for oil and natural gas and therefore the demand for our products and services;
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
•our ability to develop, deploy and incorporate performance of AI and machine learning functionalities within our product portfolio;
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
•worldwide financial instability or recessions; and
•other factors described in the Final Prospectus and the Form S-1.
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

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Revenue
Service revenue	$97,128	$104,838	$258,209	$280,678
Product revenue	16,705	53,954	69,198	167,424
Spare parts revenue	57,202	58,186	184,884	170,511
Related party revenue	45	193	932	445
Total revenue	171,080	217,171	513,223	619,058
Operating expenses
Cost of services sold	63,733	71,737	175,557	192,486
Cost of goods sold – products	19,905	52,441	61,799	152,560
Cost of goods sold – spare parts	29,288	33,227	101,727	105,787
Total cost of sales	112,926	157,405	339,083	450,833
Selling, general and administrative expenses	33,928	31,361	129,393	97,040
Research and development expenses	222	98	1,407	1,778
Restructuring and other expenses	2,174	104	7,178	4,447
Total operating expenses	149,250	188,968	477,061	554,098
Operating income (loss)	21,830	28,203	36,162	64,960
Foreign currency gain (loss), net	(113)	74	(2,932)	7,015
Other non-operating income (loss), net	(441)	229	(854)	876
Interest income (expense), net	(3,759)	(8,334)	(14,657)	(26,619)
Income before income taxes	17,517	20,172	17,719	46,232
Income tax expense	(7,176)	(4,343)	(8,522)	(14,757)
Net income	10,341	15,829	9,197	31,475
Less: Net income (loss) attributable to non-controlling interests	5,358	(357)	(4,210)	228
Net income attributable to HMH Holding Inc.	$4,983	$16,186	$13,407	$31,247

Net income per share of common stock (actual)(a):
Basic	$0.41	$0.23	$1.68	$0.45
Diluted	$0.40	$0.23	$1.56	$0.45
Weighted-average shares of common stock for HMH and HMH B.V. outstanding (a):
Basic	12,094	69,355	7,963	69,355
Diluted	12,423	69,355	8,616	69,355
(a).Basic and diluted shares used for computing earnings per share for periods prior to our initial public offering (“IPO”) have been retrospectively adjusted to give effect to the organizational transactions. The calculation of basic and diluted weighted average shares used for calculating earnings per share for the three and nine months ended September 30, 2025 does not include the 11.2 million shares of Class A common stock sold in the IPO. See Note 19—“Earnings per Share” in the notes to HMH’s Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$10,341	$15,829	$9,197	$31,475
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,548	1,593	5,543	22,303
Derivatives designated as cash flow hedges
Effect of changes in fair value of cash flow hedges	(36)	2	(596)	4,008
Tax benefit (expense) on effect of changes in cash flow hedges	8	(1)	131	(882)
Net change in fair value of cash flow hedges, after taxes	(28)	1	(465)	3,126
Benefit plans
Effect of changes in benefit plans	(40)	(533)	41	(2,548)
Tax benefit (expense) on effect of changes in benefit plans	10	105	(10)	649
Net effect of changes in benefit plans, after taxes	(30)	(428)	31	(1,899)
Total other comprehensive income (loss)	1,490	1,166	5,109	23,530
Comprehensive income	11,831	16,995	14,306	55,005
Less: Comprehensive income (loss) attributable to non-controlling interests	6,438	(357)	(4,579)	228
Comprehensive income attributable to HMH Holding Inc.	$5,393	$17,352	$18,885	$54,777
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2026	December 31, 2025

	(in thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$90,073	$96,585
Current accounts receivable, net of allowance of $1,960 and $2,889, respectively	143,267	108,060
Related party accounts receivable	1,778	1,499
Related party notes receivable—current	4,459	3,653
Contract assets	134,142	114,918
Inventories, net	267,016	253,759
Other current receivables	20,634	17,854
Prepaids and other current assets	15,004	32,882
Total current assets	676,373	629,210
Property, plant and equipment, net of accumulated depreciation of $80,549 and $67,372, respectively	195,372	200,818
Goodwill	314,236	307,014
Customer relationships, net of accumulated amortization of $53,738 and $46,299, respectively	63,871	67,224
Other intangible assets, net of accumulated amortization of $60,856 and $49,731, respectively	53,351	54,846
Related party note receivable	22,776	33,604
Right-of-use assets	47,258	48,739
Other assets	26,175	16,249
Total assets	$1,399,412	$1,357,704
Liabilities and equity
Current liabilities
Accounts payable	$68,500	$56,206
Accounts payable—related party	12	107
Current portion of long-term debt, net	745	715
Contract liabilities	54,281	35,249
Accrued expenses	86,914	95,780
Other current liabilities	27,599	35,582
Total current liabilities	238,051	223,639
Long-term debt, net	196,727	195,636
Long-term debt, net—related party	—	143,732
Non-current operating lease liabilities	41,542	39,922
Other liabilities	64,717	54,323
Total liabilities	541,037	657,252

Equity
Members’ equity	—	698,613
Class A common stock (par value $0.01 per share; Authorized — 1,000,000,000 shares; Issued — 12,569,738 shares; and Shares outstanding — 12,201,501 as of September 30, 2026)	122	—
Class B common stock (par value $0.01 per share; Authorized — 500,000,000 shares; Issued — 31,891,652 shares; and Shares outstanding — 31,891,652 as of September 30, 2026)	319	—
Additional paid-in capital	188,450	—
Retained earnings	32,549	—
Accumulated other comprehensive income (loss)	2,421	—
Class A common stock held in treasury (368,237 shares as of September 30, 2026)	(7,086)	—
HMH Holding Inc. equity	216,775	698,613
Non-controlling interests	641,600	1,839
Total equity	858,375	700,452
Total liabilities and shareholders’ equity	$1,399,412	$1,357,704
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Cash flows from operating activities
Net income	$9,197	$31,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,359	31,877
Share-based compensation expense	25,118	—
Amortization of borrowing costs	1,091	1,436
Restructuring and other expenses	203	1,800
Deferred tax expense	(4,406)	(145)
Payment-in-kind interest	2,908	8,081
Provision for bad debt expense	891	13,637
Provision for inventory write-down	2,608	6,636
Changes in operating assets and liabilities
Accounts receivable and related party accounts receivable	(31,724)	12,400
Contract assets	(15,600)	11,267
Inventories, net	(15,893)	25,029
Other current receivables	(3,297)	15,314
Prepaid and other current assets	2,864	(10,640)
Accounts payable and accounts payable—related party	11,204	(61,064)
Accrued expenses	(11,526)	(31,460)
Contract liabilities	18,392	(15,216)
Other current and long-term liabilities	(3,456)	(8,802)
Other, net	(1,966)	(2,677)
Net cash provided by operating activities	18,967	28,948
Cash flows from investing activities
Purchase of property, plant and equipment	(3,813)	(6,586)
Development costs	(9,574)	(4,399)
Acquisitions of business, net of cash	(15,269)	—
Net cash used in investing activities	(28,656)	(10,985)
Cash flows from financing activities
Issuance of common stock in initial public offering (IPO), net of underwriting discount	210,670	—
Purchase of HMH B.V. voting shares from Principal Stockholders	(39,480)	—
Redemption under exchange agreement with Principal Stockholders	(12,894)	—
IPO issuance costs	(10,797)	—
Repayment of long-term debt, net—related party	(137,099)	—
Proceeds from issuance of revolving credit facilities	719	115,702
Repayment of revolving credit facilities	(745)	(130,000)
Purchase of treasury shares	(7,086)	—
Net cash provided by (used in) financing activities	3,288	(14,298)
Effect of foreign exchange rate on cash and cash equivalents	(111)	4,031
Net increase (decrease) in cash and cash equivalents	(6,512)	7,696
Cash and cash equivalents beginning of period	96,585	48,912
Cash and cash equivalents end of period	$90,073	$56,608

Supplemental cash flow information:
Cash paid for income taxes, net	$14,750	$14,645
Cash paid for interest	9,802	15,121
Supplemental non-cash financing activities:
Deferred IPO cost netted with IPO proceeds	$15,809	$—
Settlement of long-term debt, net —related party and related party notes receivable	9,541	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Class A common stock	Amount	Class B common stock	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Common stock held in treasury	Retained earnings (loss)	Non-controlling interest	Total equity

	(in thousands)

HMH Holding Inc. (Successor)
Balance as of July 1, 2026	12,043	$120	31,892	$319	$185,133	$2,011	$(4,888)	$27,566	$636,138	$846,399
Net income	—	—	—	—	—	—	—	4,983	5,358	10,341
Share-based compensation	159	2	—	—	644	—	—	—	1,697	2,343
Reallocation of NCI	—	—	—	—	2,673	—	—	—	(2,673)	—
Purchase of treasury stock	—	—	—	—	—	—	(2,198)	—	—	(2,198)
Other comprehensive income (loss)	—	—	—	—	—	410	—	—	1,080	1,490
Equity as of September 30, 2026	12,202	$122	31,892	$319	$188,450	$2,421	$(7,086)	$32,549	$641,600	$858,375
Balance as of January 1, 2026	—	$—	—	$—	$610,431	$4,239	$—	$83,943	$1,839	$700,452
Net income prior to the Corporate Reorganization Transactions	—	—	—	—	—	—	—	3,448	427	3,875
Other comprehensive income prior to the Corporate Reorganization Transactions	—	—	—	—	—	5,600	—	—	—	5,600
Issuance of common stock in initial public offering, net of offering costs	11,206	112	32,578	326	210,232	—	—	—	—	210,670
Redemption under exchange agreement with Principal Stockholders	—	—	(686)	(7)	631	—	—	—	(13,518)	(12,894)
Purchase of HMH B.V. voting shares from Principal Stockholders	—	—	—	—	(39,480)	—	—	—	—	(39,480)
Effect of the Corporate Reorganization Transactions	—	—	—	—	(570,015)	(7,296)	—	(64,801)	642,112	—
IPO related costs	—	—	—	—	(26,189)	—	—	—	—	(26,189)
TRA liability and related deferred tax impact from the Corporate Reorganization Transactions	—	—	—	—	(6,522)	—	—	—	—	(6,522)
Net income (loss) subsequent to the Corporate Reorganization Transactions	—	—	—	—	—	—	—	9,959	(4,637)	5,322
Share-based compensation	996	10	—	—	6,689	—	—	—	18,419	25,118
Reallocation of NCI	—	—	—	—	2,673	—	—	—	(2,673)	—
Purchase of treasury stock	—	—	—	—	—	—	(7,086)	—	—	(7,086)
Other comprehensive income (loss)	—	—	—	—	—	(122)	—	—	(369)	(491)
Equity as of September 30, 2026	12,202	$122	31,892	$319	$188,450	$2,421	$(7,086)	$32,549	$641,600	$858,375
HMH Holding B.V. (Predecessor)
Balance as of July 1, 2025	—	$—	—	$—	$610,431	$3,611	$—	$53,550	$1,755	$669,347
Net income	—	—	—	—	—	—	—	16,186	(357)	15,829
Other comprehensive income (loss)	—	—	—	—	—	1,166	—	—	—	1,166
Equity as of September 30, 2025	—	$—	—	$—	$610,431	$4,777	$—	$69,736	$1,398	$686,342
Balance as of January 1, 2025	—	$—	—	$—	$610,431	$(18,753)	$—	$38,489	$1,170	$631,337
Net income	—	—	—	—	—	—	—	31,247	228	31,475
Other comprehensive income (loss)	—	—	—	—	—	23,530	—	—	—	23,530
Equity as of September 30, 2025	—	$—	—	$—	$610,431	$4,777	$—	$69,736	$1,398	$686,342
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
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position as of September 30, 2026 and December 31, 2025 and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
Offering Costs
In connection with our IPO, HMH B.V. and its affiliates incurred accounting, legal and other costs, which were reimbursed by us. We recognized deferred offering costs of $21.3 million and $26.2 million in Prepaids and other current assets in our Condensed Consolidated Balance Sheets as of December 31, 2025 and at the IPO date of April 2, 2026, respectively. Such capitalized deferred offering costs were reclassified and recorded as a reduction of the gross proceeds against additional paid-in capital within shareholders’ equity upon the closing of the IPO on April 2, 2026. Accordingly, there were no deferred offering costs capitalized as of September 30, 2026.

Share-based Compensation
We account for share-based compensation awards granted to employees, directors, and non-employees in accordance with ASC 718, Compensation—Stock Compensation based on the estimated grant date fair value and recognize the expense over the requisite service period, net of actual forfeitures. The fair value of restricted stock awards and restricted stock units (“RSUs”) is determined based on the closing price of our Class A common stock on the date of grant and the fair value of performance share units (“PSUs”) is measured using a Monte Carlo simulation model.
The fair value of RSUs and PSUs granted prior to the IPO was determined with the assistance of independent third-party valuations. These awards were contingent upon a liquidity event, which is defined as an IPO or a change of control (each as defined in the applicable award agreement) of the Company and the completion of a service period. The performance condition related to these awards was met upon the commencement of trading of our Class A common stock on The Nasdaq Global Select Market. For the three months ended September 30, 2026, we recognized share-based compensation of $2.3 million. For the nine months ended September 30, 2026, we recognized $25.1 million, which included $22.5 million related to pre-IPO share-based awards.
Concentration Risk
During the three months ended September 30, 2026, one customer accounted for approximately 11.4% of total revenue compared to one customer accounting for approximately 22.9% during the three months ended September 30, 2025. During the nine months ended September 30, 2026, two customers accounted for approximately 11.9% and 10.7% of total revenue compared to one customer accounting for 17.3% during the nine months ended September 30, 2025. The revenue associated with these customers was included in both Equipment and System Solutions (“ESS”) and Pressure Control Systems (“PCS”) revenue.
As of September 30, 2026, two customers accounted for approximately 19.3% and 10.0% of current accounts receivable. As of December 31, 2025, one customer accounted for approximately 11.2% of current accounts receivable. The Company expects to maintain its relationship with these customers.
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
In November 2025, the FASB issued ASU 2025-09, “Hedge Accounting Improvements” (“ASU 2025-09”). The new guidance provides targeted improvements to the hedge accounting guidance to primarily address cash flow hedging, but also impacts certain fair value and net investment hedges, including (i) permitting designation of variable price components of forecasted purchases or sales of nonfinancial assets when clearly and closely related to the underlying asset, (ii) allowing groups of forecasted transactions with similar risk exposures (including those based on different interest rate indexes) to be hedged together, and (iii) introducing a model for cash flow hedges of forecasted interest payments on “choose-your-rate” debt instruments that permits a borrower to change the designated interest rate index and/or tenor without automatically discontinuing hedge accounting. ASU 2025-09 is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-09 on its consolidated financial statements and related disclosures.
2. Business Combinations
The Company accounted for the Deepwater Riser Services, LLC (“DWR”) acquisition and the Deep Blue Oil & Gas Limited (“Deep Blue”) acquisition as business combinations and allocated the total purchase price to assets acquired, liabilities and contingent consideration assumed based on their fair values at the date of acquisition.
Deepwater Riser Services, LLC
On September 21, 2026, we completed the acquisition of DWR, a Louisiana based company specializing in riser inspection, recertification, refurbishment and storage business in the U.S. Gulf of America for a purchase consideration of $14.5 million, inclusive of working capital of $1.4 million.
The following table provides the allocation of the purchase price to major classes of assets and liabilities (in thousands):

Assets
Current accounts receivable	$1,978
Inventories	282
Contract assets	951
Prepaids and other current assets	33
Total current assets	3,244
Property, plant and equipment	669
Right-of-use assets	1,145
Customer relationships	4,000
Other assets	80
Total assets	$9,138
Liabilities and equity
Current liabilities
Accounts payable	$191
Contract liabilities	33
Accrued expenses	754
Other current liabilities	247
Total current liabilities	1,225
Non-current operating lease liabilities	1,024
Total liabilities	$2,249
Equity consideration	$13,144
Goodwill	$6,255
Goodwill generated from this business combination is primarily attributable to expected synergies from the transaction and incremental revenue. The

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

goodwill is expected to be deductible for U.S. income tax purposes.
Deep Blue Oil & Gas Limited
On October 1, 2025, we completed the acquisition of Deep Blue, a UK‑based company specializing in managed‑pressure‑drilling (“MPD”) systems. Deep Blue holds a portfolio of patents and proprietary technology with applications in offshore drilling, including advanced MPD control and sealing systems.
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
3. Inventories
Inventories, net of reserves of $97.0 million and $99.9 million as of September 30, 2026 and December 31, 2025, respectively, consisted of the following:

	September 30, 2026	December 31, 2025

	(in thousands)
Stock of raw materials	$23,583	$18,550
Work in progress	45,134	29,397
Finished goods	198,299	205,812
Inventories, net	$267,016	$253,759
Inventory write-downs for the three and nine months ended September 30, 2026 were $2.2 million and $2.6 million, respectively, compared to $3.6 million and $6.6 million for the three and nine months ended September 30, 2025, respectively.
4. Goodwill
The changes in carrying value of goodwill are detailed by segment below:

	ESS	PCS	Total

	(in thousands)
Balance as of January 1, 2026	$187,788	$119,226	$307,014
Acquisition (a)	6,255	—	6,255
Purchase accounting adjustments (a)	770	—	770
Currency translation differences	197	—	197
Balance as of September 30, 2026	$195,010	$119,226	$314,236
(a).Goodwill acquired in the DWR acquisition was assigned to the ESS segment. Additionally, the ESS segment includes purchase price adjustment of $0.8 million, related to working capital measurement period adjustments for the Deep Blue acquisition. See Note 2—“Business Combinations” for more information.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Financial Instruments
The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Level 1	Level 2	Level 3(a)	Total

	(in thousands)
As of September 30, 2026
Assets:
Derivative financial instruments—not designated as hedging instruments	$—	$429	$—	$429
Total assets	$—	$429	$—	$429
Liabilities:
Derivative financial instruments—not designated as hedging instruments	$—	$4,337	$—	$4,337
Total liabilities	$—	$4,337	$—	$4,337

As of December 31, 2025
Assets:
Derivative financial instruments—designated as cash flow hedging instruments	$—	$1,262	$—	$1,262
Derivative financial instruments—not designated as hedging instruments	—	140	—	140
Total assets	$—	$1,402	$—	$1,402
Liabilities:
Derivative financial instruments—designated as cash flow hedging instruments	$—	$35	$—	$35
Derivative financial instruments—not designated as hedging instruments	—	520	—	520
Total liabilities	$—	$555	$—	$555
(a).The fair value (Level 3) of the seller’s receivable against Akastor AS on proceeds from the sales or liquidation of Step Oiltools B.V. has been remeasured to zero as of September 30, 2026 and December 31, 2025.
We classify financial instruments in our Condensed Consolidated Balance Sheets based on the maturity date of these instruments. As of December 31, 2025, the fair value of our financial instruments is presented in Other current receivables and Other current liabilities in our Condensed Consolidated Balance Sheets.
The carrying value of cash and cash equivalents, current receivables, accounts payable and accrued expenses approximates fair value based on the short-term nature of these accounts.
Designated Hedges
The following table presents the notional amounts and maturity profile of derivative instruments designated as cash flow hedges as of December 31, 2025. All designated hedging contracts expired during the nine months ended September 30, 2026, and no designated hedging instruments were outstanding as of September 30, 2026. Valuation techniques and inputs for forward contracts are based on quoted forward exchange rates.

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

	Total		6 months and less		6-12 months		1-2 years

	(in thousands)
As of September 30, 2026
Foreign exchange forward contracts:
Notional amounts NOK	NOK	65,600	NOK	47,300	NOK	18,300	NOK	—
Average forward rate (NOK/USD)			0.10		0.10		—
Notional amounts GBP		£8,100		£5,900		£2,200		£—
Average forward rate (GBP/USD)			1.35		1.36		—
Notional amounts EUR		€30,600		€22,300		€8,300		€—
Average forward rate (EUR/USD)			1.21		1.21		—
As of December 31, 2025
Foreign exchange forward contracts:
Notional amounts NOK	NOK	131,200	NOK	97,900	NOK	16,500	NOK	16,800
Average forward rate (NOK/USD)			0.10		0.10		0.10
Notional amounts GBP		£13,800		£6,000		£5,300		£2,500
Average forward rate (GBP/USD)			1.35		1.35		1.34
Notional amounts EUR		€49,300		€21,600		€18,900		€8,800
Average forward rate (EUR/USD)			1.19		1.20		1.21
For the three and nine months ended September 30, 2026, we recorded a (gain) loss of $2.1 million and $3.6 million, respectively, related to non-designated hedges in Other non-operating income (loss), net in our Condensed Consolidated Statements of Income, compared to (gain) loss of $0.20 million for both the three and nine months ended September 30, 2025.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025

	(in thousands)
Income tax payable	$9,837	$12,388
Operating lease liability	7,121	10,470
Public duties and taxes	5,756	8,050
External derivative financial liabilities	4,337	555
Withheld taxes and other deductions	548	3,692
Other	—	427
Other current liabilities	$27,599	$35,582
7. Leases
The following table sets forth supplemental Condensed Consolidated Balance Sheets information related to leases:

	Classification	September 30, 2026	December 31, 2025

		(in thousands)
Assets:
Operating lease assets	Right-of-use assets	$47,258	$48,739
Total lease assets		$47,258	$48,739
Liabilities:
Current:
Operating	Other current liabilities	$7,121	$10,470
Noncurrent:
Operating	Non-current operating lease liabilities	41,542	39,922
Total lease liabilities		$48,663	$50,392
For the three and nine months ended September 30, 2026, we recognized operating lease cost of $2.7 million and $8.2 million, respectively, and $2.9 million and $8.3 million for the three and nine months ended September 30, 2025, respectively, in our Condensed Consolidated Statements of Income.
8. Debt
Below are the contractual terms of the Company’s interest-bearing loans and borrowings that are measured at amortized cost. The carrying values of the Company’s short-term and long-term debt consisted of the following:

	Debt outstanding
	September 30, 2026	December 31, 2025	Maturity

	(in thousands)
7.875% Senior Secured Bonds due 2028	$196,727	$195,636	Dec 2028
Shareholder Loans	—	143,732	Dec 2028
Revolving Credit Facility	—	—	Jun 2028
Credit Line in China (a)	745	715
Total debt, net	197,472	340,083
Current debt, net	745	715
Non-current debt, net	196,727	339,368
Total debt, net	$197,472	$340,083
(a).Expired on March 26, 2026, with the Company retaining a one-year period from each respective withdrawal date to remit payment.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Values
As of September 30, 2026 and December 31, 2025, the fair value of the 7.875% Senior Secured Bonds due 2028 was $204.0 million and $204.5 million, respectively. The fair value was determined using a market approach based on observable inputs. For the remaining debt instruments, the book values of each instrument approximate its respective fair value, as these interest rates are variable in nature and are reflective of market rates.
9. Revenue from Contracts with Customers
Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by revenue type for both its ESS and PCS segments, as it believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.
The following tables present revenue from contracts with customers:

	2026			2025
	ESS	PCS	Total	ESS	PCS	Total

	(in thousands)
Three Months Ended September 30,
Project and other manufacturing contracts revenue	$1,906	$7,368	$9,274	$7,171	$9,118	$16,289
Sale of products	3,838	3,638	7,476	25,867	11,991	37,858
Product revenue(a)	5,744	11,006	16,750	33,038	21,109	54,147
Service revenue	62,948	34,180	97,128	40,035	64,803	104,838
Spare parts revenue	27,994	29,208	57,202	30,249	27,937	58,186
Total revenue	$96,686	$74,394	$171,080	$103,322	$113,849	$217,171
Nine Months Ended September 30,
Project and other manufacturing contracts revenue	$16,322	$15,337	$31,659	$55,447	$18,598	$74,045
Sale of products	19,489	18,982	38,471	55,790	38,034	93,824
Product revenue(a)	35,811	34,319	70,130	111,237	56,632	167,869
Service revenue	160,916	97,293	258,209	138,155	142,523	280,678
Spare parts revenue	98,309	86,575	184,884	87,018	83,493	170,511
Total revenue	$295,036	$218,187	$513,223	$336,410	$282,648	$619,058
(a).Product revenue includes related party revenue.
The following table presents the timing of revenue recognition:

	2026			2025
	ESS	PCS	Total	ESS	PCS	Total

	(in thousands)
Three Months Ended September 30,
Transferred overtime	$68,633	$41,548	$110,181	$67,185	$73,921	$141,106
Transferred at point in time	28,053	32,846	60,899	36,137	39,928	76,065
Total revenue	$96,686	$74,394	$171,080	$103,322	$113,849	$217,171

Nine Months Ended September 30,
Transferred overtime	$193,666	$112,630	$306,296	$229,511	$161,121	$390,632
Transferred at point in time	101,370	105,557	206,927	106,899	121,527	228,426
Total revenue	$295,036	$218,187	$513,223	$336,410	$282,648	$619,058
Contract assets consisted of the following:

September 30, 2026

(in thousands)
Balance as of January 1, 2026	$114,918
Additions	260,015
Transfers to accounts receivable	(240,791)
Balance as of September 30, 2026	$134,142

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract liabilities consisted of the following:

September 30, 2026

(in thousands)
Balance as of January 1, 2026	$35,249
Additions	111,956
Revenue recognized	(92,924)
Balance as of September 30, 2026	$54,281
Revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in the contract liabilities balance at the beginning of such periods was $35.0 million and $46.4 million, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2026, the aggregate amount of the transaction price allocated to the unsatisfied or partially unsatisfied performance obligations was $434.0 million. As of September 30, 2026, the Company expected to recognize substantially all of the revenue from the total remaining performance obligations over the next 12 months. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.
10. Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025

	(in thousands)

Accrued vendor costs	$35,184	$38,049
Accrued payroll and employee related liabilities	27,683	38,119
Provisions—restructuring	4,962	858
Provisions—warranty	4,906	8,371
Provisions—environmental(a)	3,219	3,236
Provisions for loss contingencies	433	1,962
Accrued interest	4,594	646
Accrued sales and other taxes	218	220
Other	5,715	4,319
Accrued expenses	$86,914	$95,780
(a).Costs of future estimated expenditures for environmental remediation liabilities are not discounted to their present value due to the timing of the future expenditures not being reliably determinable. The environmental remediation liability is related to two plants.
The following table describes the changes to the Company’s warranty liability:

September 30, 2026
(in thousands)
Balance as of January 1, 2026	$8,371
Accrued expense	1,152
Payments	(1,385)
Provision reversed during the period	(3,369)
Currency translation differences	137
Balance as of September 30, 2026	$4,906
We recognized warranty expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.2 million for the three and nine months ended September 30, 2025, respectively. These expenses were recorded in our Condensed Consolidated Statements of Income within Total cost of sales.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Other Liabilities
Other liabilities consisted of the following:

	September 30, 2026	December 31, 2025

	(in thousands)
Deferred tax liabilities	$24,514	$17,404
Pension and other post—retirement liabilities	20,598	21,142
Contingent considerations—related party	8,291	8,291
Tax receivable agreement liability	3,760	—
Provisions long-term	1,315	1,227
Other long-term liabilities (a)	6,239	6,259
Total	$64,717	$54,323
(a).Other long-term liabilities include $3.7 million of contingent consideration related to the Drillform acquisition, as of both September 30, 2026, and December 31, 2025.
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
•HMH used approximately $39.5 million of the net proceeds from the IPO as the cash consideration to purchase an aggregate of 2,100,000 B.V. Voting Class A Shares and 2,100,000 B.V. Voting Class B Shares from the Principal Stockholders, and the Principal Stockholders received 32,577,496 shares of Class B common stock in HMH in exchange for relinquishing voting rights on 32,577,496 of their B.V. Voting Class A Shares and 32,577,496 of their B.V. Voting Class B Shares.
•HMH contributed the remaining net proceeds from the IPO to HMH B.V. in exchange for B.V. Voting Shares, consisting of 8,420,000 B.V. Voting Class A Shares and 8,420,000 B.V. Voting Class B Shares, such that, after the exchange, HMH held, after taking into account the B.V. Voting Shares acquired from the Principal Stockholders, one B.V. Voting Class A Share and one B.V. Voting Class B Share, respectively, for each share of our Class A common stock outstanding following the IPO and reorganization.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•On May 5, 2026, HMH contributed all of the net proceeds from the underwriters’ exercise of the over-allotment option of $12.9 million to HMH B.V. in exchange for an additional 685,844 B.V. Voting Class A Shares and 685,844 B.V. Voting Class B Shares. HMH B.V. used such additional net proceeds to purchase in equal proportion from the Principal Stockholders an aggregate number of shares of the Company's Class B common stock, B.V. Non-Voting Class A Shares and B.V. Non-Voting Class B Shares equal to the number of shares of the Company’s Class A common stock purchased by the underwriters pursuant to the exercise of the over-allotment option.
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
Non-controlling Interest
Following the reorganization and the IPO, HMH consolidates the full results of HMH B.V. and its subsidiaries. The portion of the net assets and results of HMH B.V. attributable to the economic interests retained by the Principal Stockholders through their B.V. non‑voting shares is presented as non-controlling interest in the Company's consolidated financial statements. Upon the reorganization, the Company recognized a non-controlling interest of approximately $642.1 million, with a corresponding adjustment to the Condensed Consolidated Statements of Changes in Equity. The non-controlling interest is subsequently adjusted for the Principal Stockholders’ proportionate share of net income and other comprehensive income of HMH B.V. and is reduced as Principal Stockholders exercise their exchange rights, at which point the corresponding economic interest is reclassified from non-controlling interest to equity attributable to HMH Holding Inc.
The following table summarizes the change in ownership of HMH B.V.:

	Ownership			Ownership Percentage
	HMH Holding Inc.	Non-controlling Interests	Total	HMH Holding Inc.	Non-controlling Interests	Total
Balance as of April 2, 2026	16,840,000	69,354,992	86,194,992	19.5%	80.5%	100%
Purchase of HMH B.V. Shares	4,200,000	(4,200,000)	—	4.9%	(4.9)%	—%
Partial Exercise of Underwriters Purchase Option	1,371,688	(1,371,688)	—	1.6%	(1.6)%	—%
Issuance under the Equity Based Compensation Plan	1,991,320	—	1,991,320	1.7%	(1.7)%	—%
Balance as of September 30, 2026 (a)	24,403,008	63,783,304	88,186,312	27.7%	72.3%	100.0%
(a).Includes the impact of incremental vesting of equity-based awards during the third quarter of 2026.
As of September 30, 2026, the 63,783,304 total B.V. Non-Voting Class A Shares and B.V. Non-Voting Class B Shares together with 31,891,652 shares of the Company’s Class B common stock could be exchanged for 31,891,652 shares of the Company’s Class A common stock.
Treasury Stock
Repurchases of the Company's Class A common stock are included in treasury stock at the cost of shares repurchased.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) consisted of the following:

	September 30, 2026	December 31, 2025

	(in thousands)
Hedging reserve adjustments	$—	$465
Pension remeasurement reserve adjustments	715	2,691
Currency translation reserve adjustments	1,706	1,083
Total	$2,421	$4,239

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
2026 Long-term Incentive Plan
On March 31, 2026, the Board approved the HMH Holding Inc. 2026 Long-Term Incentive Plan (the “2026 Plan”), which became effective upon the closing of the IPO. The 2026 Plan authorizes the grant of incentive stock options, RSUs, and other equity-based awards to eligible employees, non-employee directors, and consultants. As of September 30, 2026, the Company has reserved a maximum of 2.2 million shares of Class A common stock for issuance under the 2026 Plan, of which approximately 1.4 million shares are available for issuance of future awards. This share reserve includes an evergreen provision allowing for an annual increase of up to 5% of outstanding shares, effective on the first day of each fiscal year at the discretion of the Board. The Company has reserved an additional 1,500,714 shares of Class A common stock for issuance under the 2026 Plan to be used exclusively to satisfy the obligations under the Replacement Awards.
Share-based compensation cost
The following table summarizes total share-based compensation expense by financial statement line item:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026

	(in thousands)
Selling, general, and administrative expenses	$2,227	$24,498
Cost of sales	116	620
Total share-based compensation cost (a)	$2,343	$25,118
(a).For the nine months ended September 30, 2026, total share-based compensation cost included $22.5 million related to pre-IPO share based awards recognized upon consummation of the IPO.
As of September 30, 2026, there was approximately $16.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under both the Pre-IPO Plans and the 2026 Plan. This cost is expected to be recognized over a weighted-average period of 2.30 years.
Restricted stock:
RSUs generally vest over a three-year period, with fair value determined by the closing market price of the Company’s Class A common stock on the date of grant. The following table presents a summary of RSU activity for the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted Average Price on the Date of Grant

	(in thousands, except per share amounts)
Balance as of January 1, 2026	—	$—
Converted at IPO	1,204	15.89
Post-IPO grant	355	18.68
Vested (a) (b)	(1,063)	15.19
Balance as of September 30, 2026	496	19.38
(a).Includes 0.9 million shares vested upon consummation of the IPO.
(b).During the three and nine months ended September 30, 2026, the total grant date fair value of restricted stock unit awards that vested was $2.6 million and $16.1 million, respectively.
Performance share units:
PSUs generally cliff vest three years from the date of grant, with their grant-date fair value measured utilizing a Monte Carlo simulation model. For the 2026 PSU grant, the number of shares of Class A common stock issuable is determined by comparing the Company’s Total Shareholder Return Compound Annual Growth Rate (TSR CAGR) against the TSR CAGR of the peer group over a three-year performance period ending December 31,

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2028. Initial payouts range from 0% to 200% of target. The following table presents a summary of PSU activity for the nine months ended September 30, 2026:

	Performance Share Units	Weighted Average Price on the Date of Grant

	(in thousands, except per share amounts)
Balance as of January 1, 2026	—	$—
Converted at IPO	520	18.39
Post-IPO Grant	225	27.05
Vested (a) (b)	(301)	15.01
Balance as of September 30, 2026	444	25.08
(a).Includes 0.2 million shares vested upon consummation of the IPO.
(b).During the three and nine months ended September 30, 2026, the total grant date fair value of performance share units that vested was $2.3 million and $4.5 million, respectively.
The Company estimated the grant date fair value of PSU awards using the following weighted average assumptions:

September 30, 2026

Risk free interest rate	4.15%
Stock price volatility	56.00%
Contracted expected term in years	3
Expected dividend yield	—
Grant date price of HMH common stock	$18.66
14. Employee Benefit Expenses
The components of net periodic cost recognized in Selling, general and administrative expenses in our Condensed Consolidated Statements of Income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Service cost	$45	$127	$128	$373
Interest cost	178	185	523	542
Amortization of net actuarial loss	8	23	23	67
Net periodic cost	$231	$335	$674	$982
15. Income Taxes
Provision for Income Taxes
We recorded a tax provision of $7.2 million and $8.5 million for the three and nine months ended September 30, 2026, respectively, compared to tax provisions of $4.3 million and $14.8 million for the corresponding prior year periods, respectively. The increase in our tax provisions for the three months ended September 30, 2026 was primarily attributable to shifts in the Company’s geographic mix of income, which unfavorably altered our estimated annual effective tax rate. The decreases in our tax provisions for the nine months ended September 30, 2026 were primarily attributable to stock compensation expenses recorded in 2026 upon completion of the IPO and shifts in the Company’s geographic mix of income, which unfavorably altered our estimated annual effective tax rate. Consequently, our effective tax rate shifted to 41.0% and 48.1% for the three and nine months ended September 30, 2026, respectively, compared to 21.5% and 31.9% for the same periods in 2025, respectively.
These fluctuating effective rates were heavily driven by valuation allowances on losses in certain foreign jurisdictions where tax benefits cannot currently be realized, along with the ongoing impacts of localized withholding taxes, statutory jurisdictional rate differentials, and pass-through non-controlling interests related to U.S. income taxed at the owner level. For the nine months ended September 30, 2026, our income tax included the impact of a $22.5 million stock-based compensation expense related to pre-IPO stock-based awards and certain related transaction costs.
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
During the nine months ended September 30, 2026, the Company recorded a TRA liability of $3.8 million. The Company also recorded a deferred tax liability of $2.0 million, resulting from the difference between the book and tax basis of the Company’s investment in HMH B.V. which was reflected in Additional paid-in capital in our Condensed Consolidated Balance Sheet as of September 30, 2026.
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
Restructuring
The Company has taken a substantial workforce decrease and reorganization in recent years, driven by the desire to increase efficiency and flexibility and rationalize its footprint. In January 2025, the Company initiated a restructuring plan primarily focused on global workforce reductions and the reorganization of facilities in Horten and Fornebu, Norway. In 2026, the Company expanded the scope of this restructuring plan to include the reorganization of its operations in Mexico and the Mobile facility in the U.S. These initiatives impacted 210 individuals, comprising 110 employees in Norway, 60 employees in Mexico, 25 employees in Germany and 15 employees in the U.S.
We recognized restructuring and other expenses of $2.2 million and $7.2 million for the three and nine months ended September 30, 2026, respectively, compared to $0.1 million and $4.4 million for the three and nine months ended September 30, 2025. Restructuring and other expenses for the three and nine months ended September 30, 2026 included $0.2 million in right-of-use (ROU) asset impairment charges for both periods. For the three and nine months ended September 30, 2025, restructuring and other expenses included none and $1.8 million in ROU asset impairment charges, respectively.
The following table summarizes the changes to the Company’s provision balance for restructuring and other charges:

September 30, 2026

(in thousands)
Balance at the beginning of the period	$2,085
Additions for costs expensed	7,178
Reductions for payments	(2,823)
Foreign currency translation	41
Balance at the end of the period	$6,481
Other
In the normal course of business with customers, vendors and others, the Company has issued various bank guarantees, such as advance payment guarantees, surety bonds, performance guarantees, bid bonds, customs and tax guarantees to guarantee the Company’s performance as it relates to contracts with customers, contract bidding, customs duties, tax appeals and obligations in various jurisdictions. As of September 30, 2026, the Company had outstanding bank guarantees of $25.3 million. As of September 30, 2026, none of these guarantees either has, or is likely to have, a material impact on the Company’s financial position, results of operations or cash flows as the Company expects to comply with the underlying performance requirements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17. Related Party Transactions
The following tables set forth a summary of transactions and balances with significant related parties:

	Baker Hughes Holdings LLC	Akastor AS	Other Baker Hughes companies	Other Akastor companies	Tanajib Holding Company	Total

	(in thousands)
Condensed Consolidated Statements of Income
Three Months Ended September 30, 2026
Revenue	$—	$—	$41	$4	$—	$45
Interest expense, net	—	—	—	—	—	—
Nine Months Ended September 30, 2026
Revenue	$—	$—	$216	$716	$—	$932
Interest expense, net	(2,182)	(538)	—	—	—	(2,720)
Condensed Consolidated Balance Sheets
As of September 30, 2026
Related party accounts receivable	$—	$—	$1,648	$130	$—	$1,778
Related party notes receivable—current	—	1,544	—	—	2,915	4,459
Related party notes receivable	—	19,283	—	—	3,493	22,776
Accounts payable—related party	9	—	—	3	—	12
Tax receivable agreement liability	1,880	—	—	1,880	—	3,760
Other liabilities	384	7,907	—	—	—	8,291

	Baker Hughes Holdings LLC	Akastor AS	Other Baker Hughes companies	Other Akastor companies	Tanajib Holding Company	Total

	(in thousands)
Condensed Consolidated Statements of Income
Three Months Ended September 30, 2025
Revenue	$—	$—	$56	$137	$—	$193
Interest expense, net	(2,094)	(501)	—	—	—	(2,595)
Nine Months Ended September 30, 2025
Revenue	$—	$—	$130	$315	$—	$445
Interest expense, net	(6,095)	(1,457)	—	—	—	(7,552)
Condensed Consolidated Balance Sheets
As of December 31, 2025
Related party accounts receivable	$—	$424	$942	$133	$—	$1,499
Related party notes receivable—current	—	1,544	—	—	2,109	3,653
Related party notes receivable	4,654	24,545	—	—	4,405	33,604
Accounts payable—related party	—	—	102	5	—	107
Long-term debt, net—related party	112,471	31,261	—	—	—	143,732
Other liabilities	384	7,907	—	—	—	8,291
18. Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. As of September 30, 2026 and 2025, the Company had two operating segments, ESS and PCS. The Company has identified its reportable segments based on the nature of the products and services, markets served and pricing and go-to-market strategies.
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
The following table presents the reconciliation of reportable segment revenues:

	2026			2025
	ESS	PCS	Total	ESS	PCS	Total

Three Months Ended September 30,	(in thousands)
Revenues from external customers	$96,686	$74,394	$171,080	$103,322	$113,849	$217,171
Intersegment revenue	3,480	2,607	6,087	6,395	1,073	7,468
Total segment revenue	$100,166	$77,001	$177,167	$109,717	$114,922	$224,639
Elimination of intersegment revenue			(6,087)			(7,468)
Total consolidated revenue			$171,080			$217,171

Nine Months Ended September 30,
Revenues from external customers	$295,036	$218,187	$513,223	$336,410	$282,648	$619,058
Intersegment revenue	11,495	8,491	19,986	11,203	7,846	19,049
Total segment revenue	$306,531	$226,678	$533,209	$347,613	$290,494	$638,107
Elimination of intersegment revenue			(19,986)			(19,049)
Total consolidated revenue			$513,223			$619,058

The following table presents the reconciliation of segment performance:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	ESS	PCS	Total	ESS	PCS	Total

	(in thousands)
Revenues from external customers(a)	$96,686	$74,394		$103,322	$113,849
Cost of sales	(66,099)	(46,827)		(78,903)	(78,502)
Selling, general and administrative expenses	(13,262)	(15,051)		(17,018)	(12,133)
Research and development expenses	(125)	(97)		—	(98)
Restructuring and other expenses(b)	(1,886)	(288)		(104)	—
Total segment operating income	$15,314	$12,131	$27,445	$7,297	$23,116	$30,413
Unallocated corporate costs(c)			(5,615)			(2,210)
Foreign currency gain (loss)			(113)			74
Other non-operating income (loss)			(441)			229
Interest expense			(3,759)			(8,334)
Income before income taxes			$17,517			$20,172

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	ESS	PCS	Total	ESS	PCS	Total

	(in thousands)
Revenues from external customers(a)	$295,036	$218,187		$336,410	$282,648
Cost of sales	(198,944)	(140,139)		(249,313)	(201,520)
Selling, general and administrative expenses	(58,638)	(58,941)		(55,082)	(35,378)
Research and development expenses	(810)	(597)		(1,235)	(543)
Restructuring and other expenses(b)	(2,147)	(5,031)		(4,055)	(392)
Total segment operating income	$34,497	$13,479	$47,976	$26,725	$44,815	$71,540
Unallocated corporate costs(c)			(11,814)			(6,580)
Foreign currency gain (loss)			(2,932)			7,015
Other non-operating income (loss)			(854)			876
Interest expense			(14,657)			(26,619)
Income before income taxes			$17,719			$46,232
(a)As the CODM does not regularly review intersegment revenue, it is excluded from the determination of total segment operating income. The CODM uses revenue from external customers to assess performance and allocate resources.
(b)Restructuring and other expenses consist of severance costs primarily related to workforce reductions and impairment of right-of-use assets.
(c)Unallocated corporate costs include certain centralized corporate stewardship costs that are not allocable to the segments and are included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Income.
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
The calculation of basic and diluted weighted average shares used for calculating earnings (loss) per share for the three and nine months ended September 30, 2025 does not include the 11.2 million shares of Class A common stock sold in the IPO.
The following table reconciles the figures used to calculate basic and diluted net income per share for common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Numerator (in thousands)
Net income	$10,341	$15,829	$9,197	$31,475
Less: Net income (loss) attributable to non-controlling interests	5,358	(357)	(4,210)	228
Net income attributable to HMH Holding Inc.	$4,983	$16,186	$13,407	$31,247
Denominator (actual shares)
Weighted-average shares of common stock for HMH and HMH B.V. outstanding—basic	12,094	69,355	7,963	69,355
Effect of dilutive securities	329	—	653	—
Weighted-average shares of common stock outstanding—diluted	12,423	69,355	8,616	69,355

Net income per share of common stock (actual)
Basic	$0.41	$0.23	$1.68	$0.45
Diluted	$0.40	$0.23	$1.56	$0.45
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

PART I - FINANCIAL INFORMATION (CONT’D.)
HMH HOLDING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the actual potential common shares excluded from the diluted share calculation because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Restricted common stock	—	—	—	—
Performance share units	68,840	—	24,563	—
As of September 30, 2026, the 63,783,304 total B.V. Non-Voting Class A Shares and B.V. Non-Voting Class B Shares together with 31,891,652 shares of the Company’s Class B common stock could be exchanged for 31,891,652 shares of the Company’s Class A common stock.

PART I - FINANCIAL INFORMATION (CONT’D.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying notes for the quarter ended September 30, 2026 included under Item 1. Financial Statements of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes in the Final Prospectus. This discussion contains forward-looking statements that involve risks, assumptions and uncertainties that could cause actual results to differ materially from our expectations. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those described under “Risk Factors,” in the Final Prospectus and the Form S-1.
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
Sales of Projects and Products. This includes (i) comprehensive drilling equipment packages containing a full suite of components needed for a newbuild or reactivated drilling rig and (ii) individual or grouped components of drilling and pressure control equipment that facilitate customers maintaining and upgrading their existing fleet. During the three and nine months ended September 30, 2026, we derived 9.8% and 13.7% of our revenue from sales of projects and products, respectively, compared to 24.9% and 27.1% during the three and nine months ended September 30, 2025, respectively.
Aftermarket Services. This includes services on installed equipment and integrated digital solutions. Our aftermarket services facilitate customers maintaining and improving the lifespan, safety and efficiency of their existing drilling rig fleets. During the three and nine months ended September 30, 2026, we derived 56.8% and 50.3% of our revenue from aftermarket services, respectively, compared to 48.3% and 45.3% during the three and nine months ended September 30, 2025, respectively.
Sales of Spare Parts. This includes replacement parts for installed equipment used in oil and gas drilling operations. During the three and nine months ended September 30, 2026, we derived 33.4% and 36.0% of our revenue from sales of spare parts, respectively, compared to 26.8% and 27.5% during the three and nine months ended September 30, 2025, respectively.
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

PART I - FINANCIAL INFORMATION (CONT’D.)

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
Demand related to onshore oil and gas drilling activity tends to be shorter cycle and regionally focused as each market may have specific dynamics that vary from location to location. Since the cyclical trough in activity during the last commodity price decline and COVID-19, the total number of active land rigs has increased and, in the key Middle East market, the demand for modern, high-spec land rigs capable of supporting complex drilling operations has resulted in newbuild opportunities. In the North American unconventional market, efficiency gains in drilling and completion activity have resulted in production increasing without a corresponding increase in rig counts, implying each active rig is drilling more wells and more footage in a given period than previously. This increased cadence of drilling activity in challenging subsurface environments and more complex, longer lateral wells create increased wear-and-tear on equipment, resulting in additional demand for our products, aftermarket services and spare parts.
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

PART I - FINANCIAL INFORMATION (CONT’D.)

Consolidated Results of Operations
The following table sets forth certain Condensed Consolidated Statement of Income data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue
Service revenue	$97,128	$104,838	$258,209	$280,678
Product revenue	16,705	53,954	69,198	167,424
Spare parts revenue	57,202	58,186	184,884	170,511
Related party revenue	45	193	932	445
Total revenue	171,080	217,171	513,223	619,058
Operating expenses
Cost of services sold	63,733	71,737	175,557	192,486
Cost of goods sold – products	19,905	52,441	61,799	152,560
Cost of goods sold – spare parts	29,288	33,227	101,727	105,787
Total cost of sales	112,926	157,405	339,083	450,833
Selling, general and administrative expenses	33,928	31,361	129,393	97,040
Research and development expenses	222	98	1,407	1,778
Restructuring and other expenses	2,174	104	7,178	4,447
Total operating expenses	149,250	188,968	477,061	554,098
Operating income	21,830	28,203	36,162	64,960
Foreign currency gain (loss), net	(113)	74	(2,932)	7,015
Other non-operating income (loss), net	(441)	229	(854)	876
Interest income (expense), net	(3,759)	(8,334)	(14,657)	(26,619)
Income before income taxes	17,517	20,172	17,719	46,232
Income tax expense	(7,176)	(4,343)	(8,522)	(14,757)
Net income	$10,341	$15,829	$9,197	$31,475
Revenue: The following table sets forth disaggregated revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue
Service revenue - ESS	$62,948	$40,035	$160,916	$138,155
Product revenue - ESS	5,744	33,038	35,811	111,237
Spare parts revenue - ESS	27,994	30,249	98,309	87,018
Total revenue - ESS	$96,686	$103,322	$295,036	$336,410
Service revenue - PCS	$34,180	$64,803	$97,293	$142,523
Product revenue - PCS	11,006	21,109	34,319	56,632
Spare parts revenue - PCS	29,208	27,937	86,575	83,493
Total revenue - PCS	$74,394	$113,849	$218,187	$282,648
Total revenue	$171,080	$217,171	$513,223	$619,058
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
Total revenue decreased by $46.1 million, or 21.2%, and $105.8 million, or 17.1%, for the three and nine months ended September 30, 2026, respectively, compared to the prior-year periods. The declines were primarily due to lower product and contract service agreements partially offset with higher repairs, field service and digital technology.
Product revenue decreased by $37.4 million, or 69.1%, and $97.7 million, or 58.2%, for the three and nine months ended September 30, 2026, respectively. The decrease in product revenue, compared to the prior-year periods, reflects our lower equipment backlog volume and delays in the

PART I - FINANCIAL INFORMATION (CONT’D.)

Middle East due to the ongoing conflict.
Service revenue decreased by $7.7 million, or 7.4%, and $22.5 million, or 8.0%, for the three and nine months ended September 30, 2026, respectively. The decrease in Service revenue, compared to the prior-year periods, reflects reduction in contract service agreements partially offset by stronger digital technology and repair volume. Spare parts revenue decreased by $1.0 million, or 1.7%, and increased by $14.4 million, or 8.4%, for the three and nine months ended September 30, 2026, respectively, compared to the prior-year periods reflecting the pace of order intake and regional mix.
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
Total cost of sales decreased by $44.5 million, or 28.3%, and $111.8 million, or 24.8%, for the three and nine months ended September 30, 2026, respectively, compared to the prior-year periods. Cost of sales as a percentage of revenue decreased to 66.0% and 66.1% for the three and nine months ended September 30, 2026, respectively, compared to 72.5% and 72.8% for three and nine months ended September 30, 2025, respectively. These decreases in cost of sales and cost of sales as a percentage of revenue were due to lower volume, revenue mix, continued cost optimization efforts and increased utilization.
Cost of services sold decreased by $8.0 million, or 11.2%, and $16.9 million, or 8.8%, for the three and nine months ended September 30, 2026, respectively, compared to the prior-year periods. These decreases in cost of services sold were in line with the decrease in service revenue. Cost of services as a percentage of revenue was 65.6% and 68.0% for the three and nine months ended September 30, 2026, respectively, compared to 68.4% and 68.6% for the three and nine months ended September 30, 2025, respectively. These decreases in cost of sales and cost of sales as a percentage of revenue were due to lower volume, revenue mix, continued cost optimization efforts, increased utilization and lower variable compensation impacting all three product lines.
Cost of goods sold - products decreased by $32.5 million, or 62.0%, and $90.8 million, or 59.5%, for the three and nine months ended September 30, 2026, respectively, compared to the prior-year periods. These decreases in cost of goods sold - products were in line with the decrease in product revenue. Cost of goods sold - products as a percentage of revenue increased to 118.8% for the three months ended September 30, 2026 and decreased to 88.1% for the nine months ended September 30, 2026, compared to 96.8% and 90.9% for the three and nine months ended September 30, 2025, respectively. These changes in cost of goods sold - products and cost of goods sold - products as a percentage of revenue were due to changes in revenue mix recognized and lower utilization relative to prior year.
Cost of goods sold – spare parts decreased by $3.9 million, or 11.9%, and $4.1 million or 3.8%, for the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025. Cost of goods sold – spare parts as a percentage of spare parts revenue decreased to 51.2% and 55.0% for the three and nine months ended September 30, 2026, respectively, compared to 57.1% and 62.0% for the three and nine months ended September 30, 2025, respectively. These decreases in cost of goods sold – spare parts as a percentage of spare parts revenue were mainly due to part mix and higher utilization relative to prior year.
Selling, General and Administrative Expenses: Selling, general and administrative expenses consist of costs such as sales and marketing, general corporate overhead, compensation expense, IT expenses, safety and environmental expenses, insurance costs, legal expenses and other related administrative functions.
Selling, general and administrative expenses increased by $2.6 million, or 8.2%, and $32.4 million, or 33.3%, for the three and nine months ended September 30, 2026, respectively, compared to the prior-year periods. These increases for the nine months ended September 30, 2026 were primarily driven by pre-IPO stock-based compensation expense and employer portion of taxes on the associated award vesting of $22.5 million.
Excluding this IPO-related stock-based compensation expense, SG&A expenses increased by $9.9 million, or 10.2%, for the nine months ended September 30, 2026, compared to the prior-year period. These increases were driven primarily by investments in the Company's commercial and back office organizations stemming from our transition to and operation as a public company as well as transaction costs associated with the IPO and our recent strategic acquisition initiatives.
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
Research and development expenses remained relatively flat for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, research and development expenses decreased by $0.4 million, or 20.9%. This decrease was attributable mainly to the strategic deployment of development resources and the capitalization of development costs.
Restructuring and Other Expenses: Restructuring and other expenses consist of restructuring charges primarily related to manufacturing footprint optimization initiatives and other additional de minimis incidental operating expenses incurred by the business.

PART I - FINANCIAL INFORMATION (CONT’D.)

Restructuring expenses for the three and nine months ended September 30, 2026 were $2.2 million and $7.2 million, respectively, compared to $0.1 million and $4.4 million for the three and nine months ended September 30, 2025, respectively, driven by our internal restructuring program and lease exit costs.
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
The change in foreign currency gain (loss) decreased by $0.2 million, or 252.7%, and $9.9 million, or 141.8%, for the three and nine months ended September 30, 2026, respectively, compared to the prior-year periods. These unfavorable variances were attributable to currency exchange rate movements of the U.S. dollar to other currencies in which we transact.
Interest Income (Expense), Net: Interest expense, net primarily consists of interest expense associated with our long-term and short-term debt.

Interest expense, net decreased by $4.6 million, or 54.9%, and $12.0 million, or 44.9%, for the three and nine months ended September 30, 2026, respectively, compared to the prior-year periods. These decreases were driven by the repayment of the Shareholder Loans in April 2026 upon completion of the IPO, and the refinancing of our 9.875% senior secured bonds due in 2026 with 7.875% senior secured bonds due in 2028 in December 2025.
Income tax expense: Income tax consists primarily of U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we operate. For the three months ended September 30, 2026, we recorded a tax expense of $7.2 million, resulting in an effective tax rate of 41.0%, compared to a tax expense of $4.3 million and an effective tax rate of 21.5% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the tax expense was $8.5 million, resulting in an effective tax rate of 48.1%, compared to a tax expense of $14.8 million and an effective tax rate of 31.9% for the nine months ended September 30, 2025.
These fluctuating effective rates were heavily driven by valuation allowances on losses in certain foreign jurisdictions where tax benefits cannot currently be realized, along with the ongoing impacts of localized withholding taxes, statutory jurisdictional rate differentials, and pass-through non-controlling interests related to U.S. income taxed at the owner level. For the nine months ended September 30, 2026, our income tax included the impact of a $22.5 million stock-based compensation expense related to pre-IPO stock-based awards and certain IPO related transaction costs. Excluding the impact of the stock-based compensation expense and IPO related costs, our adjusted effective tax rate for the nine months ended September 30, 2026 would have been 42.1%.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$18,967	$28,948
Net cash used in investing activities	(28,656)	(10,985)
Net cash provided by (used in) financing activities	3,288	(14,298)
Effect of exchange rate changes on cash activities	(111)	4,031
(Decrease) increase in cash and cash equivalents	$(6,512)	$7,696
Operating Activities
Net cash provided by operating activities decreased by $10.0 million in the first nine months of 2026, compared to the corresponding period in 2025, mainly due to a $22.3 million decrease in net income, a $2.5 million decrease in non-cash items and a $14.9 million increase from changes in operating assets and liabilities.
The variance in non-cash expenses was driven by the recognition of share-based compensation expenses upon completion of the IPO, which was offset by unfavorable changes in provision for bad debt expense, paid-in-kind interest, deferred tax expenses, a provision for inventory write-down, and restructuring and other expenses.
The change in operating assets and liabilities was primarily driven by increases in accounts payable, accrued expenses and contract liabilities, partially offset by decreases in accounts receivable, contract assets and inventories. The increase in accounts payable and accounts payable – related party was primarily due to the timing of vendor payments, as 2025 included significant outflows to satisfy outstanding payables. The increase in accrued expenses was primarily due to the timing of expenses incurred in the respective periods. The increase in contract liabilities was primarily due to the timing of customer billings relative to the satisfaction of performance obligations. The decrease in accounts receivable was primarily due to the timing of customer billings and collections. The decrease in contract assets was primarily due to the timing of revenue recognition relative to our contractual right to bill customers and the decrease in inventories was primarily due to the timing of inventory purchases in anticipation of expected future demand.

PART I - FINANCIAL INFORMATION (CONT’D.)

Investing Activities
Net cash used in investing activities was $28.7 million for the nine months ended September 30, 2026, representing an increase of $17.7 million compared to the prior-year period. The increase was principally due to a $14.5 million increase in net cash paid for the DWR business combination in September 2026, a $5.2 million increase in development costs, and $0.8 million of working capital adjustments during the measurement period for the Deep Blue acquisition in the first nine months of 2026. These increases were partially offset by a $2.8 million decrease in purchases of property, plant, and equipment.
Financing Activities
Net cash provided by financing activities was $3.3 million in the first nine months of 2026 compared to net cash used in financing activities of $14.3 million. The increase in cash provided by financing activities was primarily driven by the receipt of $210.7 million in net proceeds from our IPO in 2026. This increase was partially offset by a $137.1 million repayment of related-party long-term debt, a $39.5 million purchase of B.V. Voting Shares from Baker Hughes and Akastor, a $12.9 million purchase of HMH Inc. and HMH B.V. shares as part of the greenshoe exercise, a $10.8 million of deferred IPO cost paid, and $7.1 million in payments for treasury shares in 2026. Cash flows used in financing activities for the prior period were primarily driven by $14.3 million in net repayments under our outstanding credit facilities.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin.
We use Adjusted EBITDA and Adjusted EBITDA Margin (each, a non-GAAP measure) as one of the indicators to evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and certain non-recurring items. We define Adjusted EBITDA as net income before interest expense, net, income tax expense, depreciation and amortization, share-based compensation, IPO listing related cost and, when applicable, other items. Management does not consider these items to be indicative of our ongoing operating performance measure, and such items include, but are not limited to, restructuring and foreign exchange currency (gain) loss. We track Adjusted EBITDA on an absolute dollar basis and as a percentage of revenue, which we refer to as Adjusted EBITDA Margin. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA is a supplemental measurement tool used by analysts and investors to evaluate overall operating performance, ability to pursue and service possible debt opportunities and possible future investment opportunities. In addition, we believe that Adjusted EBITDA Margin is a supplemental measurement tool used by analysts and investors to evaluate profitability of sales. Adjusted EBITDA does not represent funds available for our discretionary use and is not intended to represent or to be used as a substitute for net income, as measured in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The items excluded from Adjusted EBITDA and Adjusted EBITDA Margin, but included in the calculation of reported net income, are significant components of the consolidated statements of income and must be considered in performing a comprehensive assessment of overall financial performance.
We believe that the disclosure of Adjusted EBITDA and Adjusted EBITDA Margin offers additional financial metrics that, when coupled with the GAAP results and the reconciliation to GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business.
The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$10,341	$15,829	$9,197	$31,475
Add: Interest expense, net	3,759	8,334	14,657	26,619
Income tax expense	7,176	4,343	8,522	14,757
Depreciation and amortization	10,640	10,884	32,359	31,877
Share-based compensation	2,343	—	25,118	—
Restructuring and other expenses	2,174	104	7,178	4,447
Foreign currency (gain) loss, net	113	(74)	2,932	(7,015)
IPO listing and acquisition related costs	1,640	—	2,160	—
Adjusted EBITDA	$38,186	$39,420	$102,123	$102,160
Net income as a % of revenue	6.0%	7.3%	1.8%	5.1%
Adjusted EBITDA Margin (a)	22.3%	18.2%	19.9%	16.5%
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

PART I - FINANCIAL INFORMATION (CONT’D.)

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
The following table reconciles net cash provided by operating activities to Free Cash Flow:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$18,967	$28,948
Add: Purchases of property and equipment	(3,813)	(6,586)
Development costs	(9,574)	(4,399)
Non-cash IPO related settlement	$9,541	$—
Free Cash Flow	$15,121	$17,963
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
As of September 30, 2026, we had $90.1 million in cash and cash equivalents and Revolver capacity of $75 million resulting in approximately $165.1 million of total liquidity. As of September 30, 2026, we have $0.7 million of borrowings under the Credit Line in China due in the next 12 months, and we have no long-term debt maturity until June 2028.
7.875% Senior Secured Bonds due 2028
On or around December 17, 2025, the Company issued $200.0 million aggregate principal amount of its senior secured bonds (ISIN code NO0013700039) (the “Senior Secured Bonds due 2028”), which mature on December 17, 2028. Interest on the bonds is fixed and is accrued at a rate of 7.875% per annum. The Senior Secured Bonds due 2028 are secured by liens on substantially all of the Company’s assets, including the equity of its material subsidiaries, and guarantees, either directly or indirectly, from its material subsidiaries. The security of the Senior Secured Bonds due 2028 is subject to an intercreditor agreement with the facility agent under the Revolver. Subject to compliance with certain conditions, the Company is permitted to issue additional bonds under the agreement governing the Senior Secured Bonds due 2028 in an aggregate principal amount up to $125.0 million, and the Company is also permitted to enter into certain bridge financing facilities. The Senior Secured Bonds due 2028 were listed on the Euronext ABM in the second quarter of 2026.

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

As of September 30, 2026, the Company was in compliance with all financial covenants under the Senior Secured Bonds due 2028.
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

PART I - FINANCIAL INFORMATION (CONT’D.)

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
The Revolver is secured by liens on substantially all of the Company’s assets, including the equity of its material subsidiaries, and guarantees, either directly or indirectly, from its material subsidiaries. The security of the Revolver is subject to an intercreditor agreement with the trustee under the Senior Secured Bonds due 2028. The Revolver includes certain restrictive covenants that may limit the Company’s ability to, among other things, incur additional indebtedness, guarantee obligations, incur liens, make investments, loans or capital expenditures, sell or dispose of assets, enter into mergers or consolidations, enter into transactions with affiliates or make or declare dividends. The Revolver also requires the Company to maintain at all times a minimum liquidity of not less than $30.0 million, a gearing ratio of Consolidated Net Total Borrowings to Consolidated Total Equity (each as defined in the Revolver) not to exceed 1.00 to 1.00 and an interest cover ratio of Adjusted EBITDA to Net Interest Expenses (each as defined in the Revolver) of not less than 2.50 to 1.00. The Revolver contains customary representations and warranties, affirmative covenants and events of default. If an event of default exists under the Revolver, the Revolver Lenders will be able to accelerate the maturity of the Revolver and exercise other rights and remedies. If an event of default exists under the Senior Secured Bonds due 2028, a cross-default will be triggered under the Revolver, and the Revolver Lenders will be able to accelerate the maturity of the Revolver and exercise other rights and remedies. Subject to certain notice requirements and certain partial prepayment amount restrictions, the Company may voluntarily prepay outstanding loans under the Revolver in whole or in part without premium or penalty. Following a Change of Control (as defined in the Revolver), which definition varies depending on whether an initial public offering has occurred, the Company can be required to prepay the loans in whole if the parties do not reach an agreement to continue the loan. As of September 30, 2026, the Company was in compliance with all financial covenants under the Revolver.
Credit Line in China
On March 27, 2025, the Company extended its credit line agreement (the “Credit Line in China”) with Bank of China Shanghai Pudong branch (the “Credit Line in China Lender”) pursuant to which the Credit Line in China Lender provided a credit line in an aggregate principal amount of up to Chinese renminbi (RMB) 10.0 million (USD: $1.49 million based on the exchange rate as of September 30, 2026). The extension period was valid through March 26, 2026, with the Company retaining a one-year period from each respective withdrawal date to remit payment. Borrowings under the Credit Line in China bear interest at the compounded reference rate, which was the applicable China Loan Prime Rate minus margin of 0.4% as of September 30, 2026. Interest is paid quarterly in the last month of each quarter. There is no quarterly commitment fee or guarantee requirement based on the Company’s financial status. The borrowing length for each withdrawal is one year. The Credit Line in China was available to use for the Company’s daily operations and could not be used to purchase real estate, re-lend to other companies or make investments.

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
Foreign Currency Exchange Rate Risk
A portion of our revenue is derived internationally and, accordingly, our competitiveness and financial results may be impacted by foreign currency fluctuations where revenues and costs are denominated in local currencies rather than U.S. dollars. For the three and nine months ended September 30, 2026, $104.2 million of our revenues, or 60.9%, and $305.7 million, or 59.6%, respectively, were denominated in foreign currencies. We hedge currency risk in relevant projects using forward contracts.
We use a sensitivity analysis model to measure the potential impact on our revenues. A 10% strengthening or weakening of foreign currency exchange rates against the U.S. dollar during the three and nine months ended September 30, 2026 would have resulted in an increase or decrease in revenues of approximately $10 million and $30 million, respectively. There can be no assurance that the exchange rate change projected above will materialize as fluctuations in exchange rates are beyond our control.
Interest Rate Risk
We are primarily exposed to interest rate risk through the Revolver. As of September 30, 2026, we had no aggregate principal amount outstanding under the Revolver, which bore interest at the compounded SOFR plus an applicable margin. We do not currently intend to hedge our exposure to interest rate risk. As of September 30, 2026, the impact of a 1% increase or decrease in interest rates on the Revolver would have no impact on interest expense.
As of September 30, 2026, we had $200.0 million aggregate fixed rate principal amount outstanding under the 7.875% Senior Secured Bonds due 2028. Any changes in interest rates do not impact our future cash outflows associated with these fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the section entitled “Risk Factors” in the Final Prospectus and the Form S-1.

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
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HMH Holding Inc.

	By:	/s/ Thomas W. McGee
Date: November 4, 2026		Thomas W. McGee
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)